Form 10QSB
period 1996-03-31
LANIER BANKSHARES INC
filed 1996-05-10
CIK 842898

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE
              ACT
For the transition period from ________ to ________
Commission file number   33-25402-A

LANIER BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

GEORGIA                                   58-1814713
(State of Other Jurisdiction of          (I.R.S. Employer
Incorporation or Organization)          Indentification No.)


854 WASHINGTON STREET, GAINSVILLE, GEORGIA    30501
(Address of Principal Executive Offices)    (Zip Code)

 (770) 536-2265
(Issuer's Telephone Number, Including Area Code)


Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) ofthe Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest most practicable date:

CLASS                           OUTSTANDING AT MAY 1, 1996
Common Stock, $1.00 par value      533,239 shares

         LANIER BANKSHARES, INC. & SUBSIDIARIES

                    INDEX
                                   Page No.
     Part I.   Financial Information

Consolidated Balance Sheet-March 31, 1996         3

Consolidated Statements of Income-Three Months Ended
March 31, 1996 and 1995     4

Consolidated Statements of Cash Flows-Three Months Ended
March 31, 1996 and 1995     5

Notes To Consolidated Financial Statements  6
Management's Discussion and Analysis of Financial Condition
 and Results of Operations     7 and 8

Signatures        9

Part II.  Other Information

Item 4 - Any matter submitted to the security holders for a vote.     10

Item 6 - Exhibits and reports on Form 8-K.        10

     LANIER BANKSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

     ASSETS                        March 31, 1996

     Cash and due from banks                                         $3,958,625

     Federal funds sold                                               2,400,000

     Securities available for sale, at fair value                     7,592,875

     Securities held to maturity, at cost (fair value $8,671,788)     8,692,401

     Loans                                                           48,507,656

       Less reserve for loan losses                                     654,461

         Net loans                                                   47,853,195

     Premises & equipment, net                                        2,961,999

     Other assets                                                     2,025,528

                                                                    ___________
          Total Assets                                              $75,484,623


     LIABILITIES & STOCKHOLDERS' EQUITY

     Deposits:
       Demand                                                        $9,838,236

       Interest-bearing demand                                       10,413,164

       Savings                                                        7,442,536

       Certificates of deposit                                       38,877,784

         Total deposits                                             $66,571,720

     Obligations under capital lease                                    147,832

     Other borrowings                                                   700,000

     Other liabilities                                                  965,338

                                                                    __________
          Total liabilities                                         $68,384,890


     Stockholders' Equity
       Common stock, $1.00 par, 10,000,000 shares authorized,

         533,239 shares issued and outstanding                         $533,239

       Surplus                                                        4,799,151

       Retained earnings                                              1,773,628

       Unreal. losses on securities avail. for sale,net of taxes
(6,285)
                                                                    ___________
          Total stockholders' equity                                 $7,099,733

                                                                    ___________
                                                                    $75,484,623


     LANIER BANKSHARES, INC. & SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          Three Months ended

                                                              March 31,

                                                        1996            1995

     Interest income:
       Interest & fees on loans                     $1,335,200      $1,082,728

       Federal funds sold                               39,426          10,909

       Interest on nontaxable securities                50,342          50,363

       Interest on taxable securities                  164,865         144,412

                                                    __________      __________
                                                    $1,589,833      $1,288,412

     Interest expense:
       Interest on deposits                           $783,102        $606,337

       Interest on other borrowings                     11,792           8,035

                                                      ________         _______
                                                       794,894         614,372


     Net interest income before
       provision for loan losses                      $794,939        $674,040

     Provision for loan losses                          30,000          30,000

                                                      ________        ________
       Net interest income                            $764,939        $644,040


     Other income
       Service charges on deposit accounts

         and other income                             $118,700         $98,097


     Other expense
       Salaries & employee benefits                   $304,321        $258,394

       Other operating expenses                       $249,503        $253,334

                                                      ________        ________
                                                      $553,824        $511,728


       Net income before applicable income taxes      $329,815        $230,409

     Applicable income taxes                           101,718          65,000


                                                      ________        --------

       Net income                                     $228,097        $165,409

                                                      --------        --------

     Net income per share of common stock                $0.43           $0.31


     Dividends per share of common stock                 $0.00           $0.00


     Average shares outstanding                        533,239         526,217


     LANIER BANKSHARES, INC. & SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                Three months ended March 31,

                                                        1996          1995

     CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                      $228,097         $165,409

                                                     --------         --------
     Adjustments to reconcile net income to net

       cash provided by operating activities

       Depreciation and amortization                   48,472           43,709

       Provision for loan losses                       30,000           30,000

       Decrease in interest receivable                 61,150           37,737

       Increase in interest payable                     8,746           41,978

       Other assets and liabilities, net             (332,739)      (1,147,745)

                                                    ----------      -----------
         Total adjustments                          ($184,371)       ($994,321)


     Net cash provided by (used in)

       operating activities                           $43,726        ($828,912)


     CASH FLOWS FROM INVESTING ACTIVITIES

       Purchases of securities avail. for sale    ($1,250,625)              $0

       Proceeds from maturities of securities
          available for sale                          395,870          699,445

       Purchases of securities held to maturity    (3,790,185)               0

       Proceeds from maturities of
          securities held to maturity               2,080,592                0

       Purchases of premises and equipment             (2,831)        (434,175)

       Decrease (increase) in loans, net            1,271,464       (1,141,957)

      (Increase) decrease in federal funds sold,net   600,000       (1,300,000)


     Net cash used in investing activities          ($695,715)     ($2,176,687)


     CASH FLOWS FROM FINANCING ACTIVITIES

       Increase  in deposits                       $1,621,958       $3,754,991

       Proceeds from issuance of common stock               0           10,000

       Increase in other borrowings, net                    0          700,000

       Decrease in Federal funds purchased                  0       (1,500,000)

       Repayment of capital lease obligation           (7,947)               0

       Cash dividends paid                                  0          (78,935)


     Net cash provided by  financing activities    $1,614,011        $2,886,056


     Net decrease in cash and due from banks         $962,022
($119,543)

     Cash and due from banks, beginning of period   2,996,603        2,805,230


     Cash and due from banks, end of period        $3,958,625       $2,685,687


     Cash paid during the period for:
       Interest                                      $786,149         $572,394


       Taxes                                         $111,622          $82,862


     NONCASH TRANSACTIONS
       Unrealized gains(losses) on securities
         available for sale                          ($46,874)        $136,536


       Principal balances of loan transferred

         to other real estate                              $0         $612,989



                    - 5 -

LANIER BANKSHARES, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)


     Note 1.   Basis of Presentation

The financial information included herein is unaudited;
however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.



     Note 2.   Other Borrowings

Other borrowings at March 31, 1996 consisted of advances from the Federal Home Loan Bank. The advances mature in equal amounts on May 30, 1996 and February 28, 2000, with interest at rates of 6.06% and 7.39%.
The advances were utilized to fund loans in connection with the Community Reinvestment Act.

LANIER BANKSHARES, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.


Financial Condition

As of March 31, 1996, the Company experienced an increase in total assets of $1,656,000 or 2.24%, as compared to December 31, 1995.
Total loans decreased $1,281,000 during this period or approximately 2.57%. Deposits increased $1,622,000 or 2.50% during this period.
The increases in total assets and deposits are attributed to the normal growth of the bank.
The decrease in loans is due to a pay out during the first quarter of 1996 of approximately
2.2 million in loans secured by certificates of deposits.

Liquidity

As of March 31, 1996, the liquidity rate was 33.59%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.


Capital

Banking regulations require the banks and bank holding companies to maintain minimum capital ratios to assets.  At March 31, 1996, the Bank's capital ratios exceeded the required ratios as
follows:
                                      Regulatory
                             Actual   Requirement
                             ------   -----------
Leverage capital ratio        9.06%        4.00%
Risk based capital ratios:
Core capital                 12.80%        4.00%
Total capital                14.03%        8.00%

LANIER BANKSHARES, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



Results of Operations

Net interest income for the three months ended 3/31/96 increased 29.48% to $795,000 over the $614,000 for the same period in 1995. Interest income for the three month period increased $301,000 or 23.39%, while interest expense increased $181,000 or 29.38%.
The increase in interest income and expense is primarily due to the increase in balance of loans and interest bearing deposits at March 31, 1996 as compared to March 31, 1995.

Management made no changes to the provision for loan losses during the three months ended March 31, 1996 as compared to the same period in 1995, which which remained at $30,000. The loan loss reserve as a percentage of total loans increased from 1.27% at December 31, 1995 to 1.35% at March 31, 1996. This increase was due to the decrease in loans during the period. Based on management's assessment of the economic environment and prior charge-off and collection history the reserve for loan losses is considered adequate to meet future losses inherent in the portfolio.

Total other income increased $21,000 during the three month period ended March 31,1996, as compared to 1995 and is the result of increases in the service charges on deposit accounts.
Service charges on deposit accounts increased $20,000 during the three month period ending March 31, 1996 as compared to 1995. The increase is the result of the growth in demand deposits of approximately of $3,251,000 from March 31, 1995 to March 31, 1996.

Other operating expenses increased 8.23% or $42,000 for the period ending March 31, 1996 as compared to the same period in 1995. The increase is primarily attributable to an increase of $46,000 in salary and employee benefits. The increase in salaries is the result of increases in staff in connection with the Bank's growth. No other changes in other operating expenses were material.

Income tax expense increased by $37,000 for the three month period ended March 31, 1996 as compared to the same period in 1995. The effective tax rate increased to 31% as compared to 28% for the same period.

Net income increased for the three month period ended March 31, 1996 by $63,000 as compared to the same period in 1995. The subsidiary bank continues to experience growth, which has enabled the Company to increase earnings. This trend is expected to continue.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANIER BANKSHARES, INC. & SUBSIDIARIES

Date: May 5, 1996     By:
                      Joseph D. Chipman, Jr.
                      President and Chief Executive Officer
                      (Principal Executive Officer)




Date: May 5, 1996     By:
                      Jeffrey D. Hunt
                      Senior Vice President, Operations
                      (Principal Financial and Accounting Officer)

LANIER BANKSHARES, INC. & SUBSIDIARIES

PART II - OTHER INFORMATION


Item 4 - Any matter submitted to the security holders for a vote.

No items were submitted to the shareholders for a vote during the quarter ended March 31, 1996.



Item 6 - Exhibits and reports on Form 8-K.

          (a)  Exhibits.

               None.

          (a)  Reports on Form 8-K.

              None.