Form 10QSB
period 1996-06-30
LANIER BANKSHARES INC
filed 1996-08-15
CIK 842898

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from ________ to ________

Commission file number     33-25402-A
LANIER BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

GEORGIA             58-1814713
State of Other Jurisdiction of     (I.R.S. Employer
Incorporation or Organization)     Indentification No.)


854 WASHINGTON STREET, GAINESVILLE, GEORGIA    30501
(Address of Principal Executive Offices)    (Zip Code)

           (770) 536-2265
(Issuer's Telephone Number, Including Area Code)


(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest most practicable date:

CLASS        OUTSTANDING AT August 1, 1996
Common Stock, $1.00 par value            534,539 shares

LANIER BANKSHARES, INC. & SUBSIDIARIES

INDEX
                                             Page No.
Part I.   Financial Information

Consolidated Balance Sheet-June 30, 1996          3

Consolidated Statements of Income-Three and Six  Months Ended
           June 30, 1996 and 1995                 4

Consolidated Statements of Cash Flows-Six Months Ended
           June 30, 1996 and 1995                 5

Notes To Consolidated Financial Statements        6

Management's Discussion and Analysis of Financial Condition
            and Results of Operations             7 and 8

Part II.       Other Information

Item 4 - Any matter submitted to the security
               holders for a vote.                10

Item 6 - Exhibits and reports on Form 8-K.        10

LANIER BANKSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
 ASSETS                                         June 30, 1996

 Cash and due from banks                         $ 3,701,031
 Securities available for sale at fair value       8,444,669
 Securities held for investment at cost( fair
       value $10,330,485)                         10,570,557
 Federal funds sold                                        0
 Loans                                            50,424,186
 Less reserve for loan losses                        675,402
    Net loans                                     49,748,784
 Premises & equipment, net                         2,927,582
 Other assets                                      2,179,104
                                                 ___________
  Total Assets                                   $77,571,727
                                                 -----------
LIABILITIES & STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                         $10,272,895
  Interest-bearing demand                         11,597,064
  Savings                                          7,454,653
  Certificates of deposit                         39,701,607
    Total deposits                               $69,026,219
Obligations under captial lease                      139,745
Other short-term borrowings                          350,000
Other liabilities                                    762,998
                                                 ___________
    Total liabilities                            $70,278,962

Stockholders' Equity
  Common stock, $1.00 par, 10,000,000 shares
   authorized, 534,539 shares issued and
    outstanding                                      534,539
  Surplus                                          4,810,851
  Retained earnings                                2,036,987
  Unrealized losses on securities available
           for sale, net of taxes                   (89,612)
                                                  __________
     Total stockholders' equity                   $7,292,765
                                                  ----------
     Total Liabil and Equity                     $77,571,727
                                                 -----------

                                  (3)

LANIER BANKSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)
                                    Three Months ended     Six Months ended
                                         June 30,              June 30,
                                  1996         1995          1996      1995
Interest income:
 Interest & fees on loans       $1,339,184   $1,186,083   $2,674,384  $2,268,811
 Interest on Fed funds sold         42,722       30,260       82,148      41,169
 Interest on taxable secur         274,443      186,731      489,650     381,506
                                ----------   ----------   ----------  ----------
                                $1,656,349   $1,403,074   $3,246,182  $2,691,486

Other Income
 Interest on deposits             $799,510     $695,460   $1,582,612  $1,301,797
 Interest on oth borrowings          9,907       11,869       21,699      19,904
                                ----------   ----------   ----------
- ----------
                                   809,417      707,329    1,604,311   1,321,701

Net interest income before
  provision for loan losses       $846,932     $695,745   $1,641,871  $1,369,785
Provision for loan losses           30,000       30,000       60,000      60,000
                                ----------   ----------   ----------  ----------
  Net interest income             $816,932     $665,745   $1,581,871  $1,309,785

Other income
  Service chrgs on dep
   accts and oth inc            $122,940       $117,135     $241,639    $215,232
  Net realized gains of
   securities avail for sale           0          2,664            0       2,664
                                --------       --------     --------    --------
                                $122,940       $119,799     $241,639    $217,896

Other expense
 Salaries & empl benefits       $306,437       $264,567     $610,758    $522,961
 Other operating expenses        248,671        255,039      498,174     508,373
                                --------       --------   ----------
- ----------
                                $555,108       $519,606   $1,108,932  $1,031,334

Net income before applic
 income taxes                   $384,764       $265,938     $714,578    $496,347
Applicable income taxes          121,404         75,000      223,122     140,000
                                --------       --------     --------
- --------
  Net income                    $263,360       $190,938     $491,456    $356,347
                                ========       ========     ========
========
Net income per common and
 common equivalent share           $0.45          $0.34        $0.84       $0.63

Dividends per share of
 common stock                      $0.00          $0.00        $0.00       $0.00

Average common and common
 equiv shares outstanding        581,280        526,239      582,168     526,228



LANIER BANKSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                   Six months ended June 30,
                                                    1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $491,456            $356,347
Adjust to reconcile net income to net
  cash provided by operating activities
  Depreciation and amortization                    94,157              88,842
  Provision for loan losses                        60,000              60,000
  Net realized gains on securities
     available for sale                                 0              (2,664)
  Increase  in interest receivable                (64,117)            (40,731)
  Increase (decrease) in interest payable        (118,195)            125,703
  Gain on sale of other real estate owned            (604)                  0
  Other assets and liabilities, net              (415,401)           (208,181)
                                                -----------          ---------
    Total adjustments                           ($444,160)            $22,969
                                                -----------          ---------
Net cash provided by operating activities         $47,296            $379,316
                                                -----------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities avail for sale      ($2,750,625)                 $0
  Proceeds from sales of securities


     available for sale                                 0             502,664
 Proceeds from maturities of securities
     available for sale                           928,817             213,489
  Purchases of secur held for investment       (6,010,185)           (500,000)
 Proceeds from maturities of securities
     held for investment                        2,422,373             166,404
 Purchases of premises and equipment               (6,935)           (360,708)
 Proceeds from sale of oth R/E Owned                4,389                   0
Increase in loans, net                           (654,125)         (4,133,657)
  Purchase of cash value of life insurace              0           (1,000,000)
(Incr) decr in Fed funds sold, net              3,000,000            (200,000)
                                               ------------        -----------
Net cash used in investing activities         ($3,066,291)        ($5,311,808)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase  in deposits                         $4,076,457          $7,560,090
 Repayment of capital lease                       (16,034)            (10,673)
 Proceeds from issuance of common stock            13,000              10,000
 Incr (decr) in other borrowings, net            (350,000)            700,000
 Decrease in Federal funds purchased, net               0          (1,500,000)
 Cash dividends paid                                    0             (78,935)
                                                ----------          -----------
Net cash provided by financing activities      $3,723,423          $6,680,482

Net incr (decr) in cash and due from banks       $704,428          $1,747,990

Cash and due from banks, beg of period          2,996,603           2,805,230

Cash and due from banks, end of period         $3,701,031          $4,553,220
                                                ----------          ----------
Cash paid during the period for:
 Interest                                      $1,722,506          $1,196,818

  Taxes                                          $217,622            $211,462

NONCASH TRANSACTIONS
 Unreal losses on securities avail for sale      $162,133            $318,867

 Prin bal of loan trans to oth real estate             $0            $679,000

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

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

LANIER BANKSHARES, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of June 30, 1996, the Company experienced an increase in total assets of 5.07%, as compared to December 31, 1995.
Total loans increased $636,000 during this period or approximately 1.28%. Deposits increased $4,076,000 or 6.28% during this period. The increase in total assets, loans and deposits are attributed to the improvement in the stability of the local economy and the normal growth of the bank.

Liquidity

As of June 30, 1996, the liquidity rate was 32.68%, which management considers to be to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short term and marketable securities to net deposits and short-term liabilities.

Capital

Banking regulations require the banks and bank holding companies to maintain minimum capital ratios to assets. At June 30, 1996, the Company's capital ratios on a combined basis exceeded the required ratios as follows:
                                                   Regulatory
                                    Actual         Requirement

    Leverage capital ratio           9.22%               4.00%
    Risk based capital ratios:
    Core capital                    12.94%               4.00%
          Total capital             14.18%               8.00%

LANIER BANKSHARES, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net interest income for the six months ended June 30, 1996 increased 19.85% to $1,642,000 over the $1,370,000 for the same period in 1995. Interest income for the six month period increased $555,000 or 20.61%, while interest expense increased $283,000 or 21.38%. Net interest income for the three month period ended June 30, 1996 increased $151,000 or 21.73% compared to the three month period ended June 30, 1995. Interest income for the three month period increased $253,000 or 18.05% and interest expense increased $102,000 or 14.43% compared to the same period in 1995. The increase in interest income and expense is primarily due to the increase in balance of loans and interest bearing deposits as well as the effect of an increase in interest rates.

The provision for loan losses remained the same during the six months ended June 30,1996 as compared to the same period in 1995. The loan loss reserve as a percentage of total loans increasesd from 1.27% at December 31, 1995 to 1.34% at June 30,1996. Based on management's assessment of the economic environment and prior charge-off and collection history, the reserve for loan losses is considered adequate to meet future losses inherent in the portfolio.


Total other income increased $24,000 during the six month period ended June 30, 1996, as compared to 1995. The most significant change occurred in NSF charges which increased from $ 103,000 as of June 30, 1995 to $134,000 for the same period in 1996. This increase is primarily due to new procedures implemented by the Bank to reduce the number of reversals of NSF charges. No other changes in other operating income were material.

Other operating expenses increased 7.52% or $78,000. The increase is primarily attributable to an increase of $88,000 in salary and employee benefits. The increase in salaries was the result of increases in staff in connection with the Bank's growth. No other other operating expenses were material.

Net income increased for the six month period ended June 30, 1996 by $135,000 as compared to the same period in 1995. The subsidiary bank continues to experience growth, which has enabled the Company to increase earnings.
This trend is expected to continue.

Income tax expense increased by $83,000 for the six months ended
June 30, 1996 as compared to the six month period ended June 30, 1995. The effective rate increased to 31% as compared to 28% for the same period in 1995.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANIER BANKSHARES, INC. & SUBSIDIARIES


Date: August 12, 1996
By:
Joseph D. Chipman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:
Jeffrey D. Hunt
Senior Vice President, Operations
(Principal Financial and Accounting Officer)

LANIER BANKSHARES, INC. & SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4 - Any matter submitted to the security holders for a vote.

The annual meeting of the shareholders of Lanier Bankshares, Inc.
was held on April 17, 1996. A total of 317,656 of the shares issued and outstanding registered for the meeting either by proxy or in person.
The shareholders voted and approved
the election of Class III directors. The results of the election are as follows:

                         For          Against         Abstained

Class III Directors

Lewis W. Coker           317,656       -  -              -  -

Carlton W. Rogers, Sr.   317,656       -  -              -  -
Stewart Teaver           317,656       -  -              -  -

Michael Wilson           317,656       -  -              -  -

Item 6 - Exhibits and reports on Form 8-K.

          (a)  Exhibits.

              None.

          (a)  Reports on Form 8-K.

              None.