Form 10QSB
period 1996-09-30
LANIER BANKSHARES INC
filed 1996-11-22
CIK 842898

FORM 10-QSB

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D. C. 20549


 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1996


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




 Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No__



 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest most practicable date:


 CLASS                            OUTSTANDING AT November 1, 1996

 Common Stock, $1.00 par value            618,913 shares

  LANIER BANKSHARES, INC. & SUBSIDIARIES



  INDEX
                                   Page No.
  Part I.        Financial Information

  Consolidated Balance Sheet-September 30, 1996   3


  Consolidated Statements of Income-Three and Nine  Months Ended

            September 30, 1996 and 1995           4

  Consolidated Statements of Cash Flows-Nine Months Ended

            September 30, 1996 and 1995           5


  Notes To Consolidated Financial Statements      6


  Management's Discussion and Analysis of Financial Condition

   and Results of Operations                      7 and 8



Part II.       Other Information


   Item 6 - Exhibits and reports on Form 8-K.       10

     LANIER BANKSHARES, INC. & SUBSIDIARIES
       CONSOLIDATED BALANCE SHEET
              (UNAUDITED)

ASSETS                                               September 30, 1996

Cash and due from banks                                   $4,023,301
Securities available for sale at fair value                8,188,830
Securities held for investment at cost
          ( fair value $ 10,094,981)                      10,250,652
Federal funds sold                                         2,500,000
Loans                                                     49,929,341
  Less reserve for loan losses                               706,891
                                                         -----------
    Net loans                                             49,222,450
Premises & equipment, net                                  3,107,934
Other assets                                               2,053,375

      Total Assets                                       $79,346,542
                                                         ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                 $10,947,138
  Interest-bearing demand                                 10,777,065
  Savings                                                  9,231,796
  Certificates of deposit                                 38,997,140
                                                         -----------
    Total deposits                                       $69,953,139
Obligations under captial lease                              131,517
Other short-term borrowings                                  350,000
Other liabilities                                            801,658

    Total liabilities                                    $71,236,314
                                                         ===========

Stockholders' Equity
 Common stock, $1.00 par, 10,000,000 shares authorized,

 618,913 shares issued and outstanding                      $618,913
  Surplus                                                  5,232,102

  Retained earnings                                        2,315,074
  Unreal losses on secur. avail. for sale, net of taxes     (55,861)
                                                          ----------
                  Total stockholders' equity              $8,110,228

           Total Liabilities and Equity                  $79,346,542
                                                         ===========

   LANIER BANKSHARES, INC. & SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME
           (UNAUDITED)
                                    Three Months ended      Nine Months ended
                                      September 30,           September 30,
                                  1996          1995        1996       1995
Interest income:
Interest & fees on loan       $1,382,864    $1,278,933   $4,057,248  $3,547,744
Interest on Fed funds sold        24,135        37,106      106,283      78,275
Interest on tax securities       286,676       201,323      776,326     582,829
                              $1,693,675    $1,517,362   $4,939,857  $4,208,848
Interest expense:
Interest on deposits            $803,884      $749,030   $2,386,496  $2,050,827
Interest on oth borrowings         7,176        11,940       28,875      31,844
                                 811,060       760,970    2,415,371   2,082,671

Net interest income before
 provision for loan losses      $882,615      $756,392   $2,524,486  $2,126,177
Provision for loan losses         30,000        30,000       90,000      90,000
 Net interest income            $852,615      $726,392   $2,434,486  $2,036,177

Other income
Service chrgs on deposit accts
 and other income               $133,124      $104,786     $374,763    $320,018
Net realized gains of
 securities available for sale         0             0            0       2,664
                                $133,124      $104,786     $374,763    $322,682

Other expense
Salaries & employee benefits    $324,475       $294,554    $935,233    $817,515
Other operating expenses         255,397        239,856     753,571     748,229
                                $579,872       $534,410  $1,688,804  $1,565,744

Net income before applicable
 income taxes                   $405,867       $296,768   1,120,445    $793,115
Applicable income taxes          127,781         85,000     350,903     225,000

  Net income                    $278,086       $211,768    $769,542    $568,115

Net income per common and
 common equivalent share           $0.47          $0.38       $1.39       $1.01

Dividends per share
 of common stock                   $0.00          $0.00       $0.00       $0.00

Average common and common
 equivalent shares outstanding   588,649        567,461     552,189     567,461

 LANIER BANKSHARES, INC. & SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
               (UNAUDITED)

                                         Nine months ended September 30,
                                                1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $769,542              $568,115
Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation and amortization                149,911               130,295
  Provision for loan losses                     90,000                90,000
  Net realized gains on securities
   available for sale                                0                (2,664)
  Incr (decr) in interest receivable          (100,958)               31,432
  Incr (decr) in interest payable              (86,633)              207,845
  Gain on sale of other real estate owned         (604)                    0
Other assets and liabilities, net             (270,597)              411,526
    Total adjustments                        ($218,881)             $868,434

Net cash provided by operating activities     $550,661            $1,436,549

CASH FLOWS FROM INVESTING ACTIVITIES
  Purch of securities available for sale   ($2,750,625)            ($500,000)
  Proceeds from sales of securities
    available for sale                               0               502,664
  Proceeds from maturities of securities
    available for sale                       1,235,796               757,610
  Purchases of secururities held for
    investment                              (6,010,185)             (750,378)
  Proceeds from maturities of securities
     held for investment                     2,742,278               291,915
  Purchases of premises and equipment        (235,566)              (245,367)
  Proceeds from sale of other real
     estate owned                               4,389                      0
  Increase in loans, net                     (157,791)            (4,990,185)
  Purch of cash value of life insurance             0             (1,000,000)
 (Incr) decr in Federal funds sold, net       500,000             (2,200,000)

Net cash used in investing activities     ($4,671,704)           ($8,133,741)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits                     $5,003,377             $8,947,417
  Repayment of capital lease                  (24,262)               (15,220)
  Proceeds fr issuance of common stock        518,626                 10,000
  Incr (decr) in other borrow, net           (350,000)              (800,000)
  Cash dividends paid                               0                (78,935)

Net cash prov by financing activities      $5,147,741             $8,063,262

Net increase in cash and due fr banks      $1,026,698             $1,366,070

Cash and due from banks, beg of period      2,996,603              2,805,230

Cash and due from banks, end of period     $4,023,301             $4,171,300

Cash paid during the period for:
  Interest                                 $2,502,004             $1,874,826

  Taxes                                      $470,322               $281,262

NONCASH TRANSACTIONS

  Unrealized (gains) losses on
   securities available for sale             $110,993              ($352,598)

  Principal balances of loan
   transferred to other real estate                $0               $679,000

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

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     LANIER BANKSHARES, INC. & SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Financial Condition

As of September 30, 1996, the Company experienced an increase in total assets of 7.47%, as compared to December 31, 1995.
Total loans increased $141,000 during this period or approximately .28%. Deposits increased $5,003,000 or 7.70% during this period. The increases in total assets, loans and deposits are attributed to the improvement in the stability of the local economy and the normal growth of the bank.

Liquidity

As of September 30, 1996, the liquidity rate was 35.44%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

Capital

Banking regulations require the banks and bank holding companies to maintain minimum capital ratios to assets. At September 30, 1996, the Company's capital ratios on a combined basis exceeded the required ratios as follows:

                                                    Regulatory
                                     Actual         Requirement

Leverage capital ratio                9.31%             4.00%
Risk based capital ratios:
Core capital                         13.57%             4.00%
Total capital                        14.82%             8.00%

          LANIER BANKSHARES, INC. & SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Results of Operations

Net interest income for the nine months ended September 30, 1996 increased 18.73% to $2,524,000 over the 2,126,000 for the same period in 1995. Interest income for the nine month period increased $731,000 or 17.37%, while interest expense increased
$333,000 or 15.97%. Net interest income for the three month period ended September 30, 1996 increased $126,000 or 16.69% compared to the three month period ended September 30, 1995.
Interest income for the three month period increased $176,000 or 11.62% and interest expense increased $50,000 or 6.58% compared to the same period in 1995. The increase in interest income and expense is primarily due to the increase in the average balance of loans and interest bearing deposits as well as the effect of an increase in interest rates.

The provision for loan losses remained the same during the nine months ended September 30,1996 as compared to the same period in 1995.
The loan loss reserve as a percentage of total loans increasesd from 1.27% at December 31, 1995 to 1.42% at September 30,1996. Based on management's assessment of the economic environment and prior charge-off and collection history, the reserve for loan losses is considered adequate to meet future losses inherent in the portfolio.

Total other income increased $52,000 during the nine month period ended September 30, 1996, as compared to 1995. The most significant change occurred in NSF charges which increased from $162,000 as of September 30, 1995 to $211,000 for the same period in 1996. This increase is primarily due to new procedures implemented by the Bank to reduce the number of reversals of NSF charges. No other changes in other operating income were material.

Other operating expenses increased 7.86% or $123,000. The increase is primarily attributable to an increase of $118,000 in salary and employee benefits. The increase in salaries was the result of increases in staff in connection with the Bank's growth. No other changes in other operating expenses were material.

Net income increased for the nine month period ended September 30, 1996 by $201,000 as compared to the same period in 1995. The subsidiary bank continues to experience growth, which has enabled the Company to increase earnings. This trend is expected to continue.

Income tax expense increased by $126,000 for the nine months ended September 30, 1996 as compared to the nine month period ended
September 30, 1995. The effective tax rate increased to 31% as compared to 28% for the same period in 1995.

                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      LANIER BANKSHARES, INC. & SUBSIDIARIES


Date: 11/12/96        By:
                      Joseph D. Chipman, Jr.
                      President and Chief Executive Officer
                      (Principal Executive Officer)


Date: 11/12/96        By:
                      Jeffrey D. Hunt
                      Senior Vice President, Operations
                      (Principal Financial and Accounting Officer)

  LANIER BANKSHARES, INC. & SUBSIDIARIES

        PART II - OTHER INFORMATION


Item 6 - Exhibits and reports on Form 8-K.


          (a)  Exhibits.


 27. Financial Data  Schedule


          (a)  Reports on Form 8-K.


              None.