Form 10KSB
period 1996-12-31
LANIER BANKSHARES INC
filed 1997-03-31
CIK 842898

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-KSB
(Mark One)

  x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]
     For fiscal year ended December 31, 1996

     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]
     For the transition period from ___________ to ____________

     Commission file number      0-21498

                     LANIER BANKSHARES, INC.
          (Name of Small Business Issuer in Its Charter)

              Georgia                               58-1814713
    (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

   854 Washington Street, Gainesville, Georgia           30501
    (Address of Principal Executive Offices)           (Zip Code)

                       (770) - 536-2265
        (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                      Par Value $1 Per Share

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
past 90 days.   Yes   X      No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $7,210,694

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $8,862,860 as of March 25, 1997

             APPLICABLE ONLY TO CORPORATE REGISTRANTS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
618,013 as of March 25, 1997

Transitional Small Business Disclosure format (check one): Yes   No  X

               DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II.

  Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 23, 1997, are incorporated by reference into
Part III.

                        TABLE OF CONTENTS

                                                             Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

     ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . .  5

     ITEM 2.   DESCRIPTION OF PROPERTIES . . . . . . . . . . . 24

     ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . 24

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 24

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS . . . . . . . . . . 25

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS . . . . . . 25

     ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . 26

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . 26

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
               EXCHANGE ACT. . . . . . . . . . . . . . . . . . 26

     ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . 26

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT. . . . . . . . . . . . . . . . . . . 27

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. 27

     ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB. . . 28

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                           The Company

    The Company was incorporated as a Georgia business corporation on November 3, 1988, and became a bank holding company by acquiring all of the Common Stock of Lanier National Bank (the "Bank") upon the Bank's formation. On July 31, 1991, the Company purchased shares representing 51% ownership in a data processing company, Lanier Data Corporation (the "Data Corporation"). The Company currently owns all of the stock of the Data Corporation. The Bank and the Data Corporation are presently the only operating subsidiaries of the Company.

    The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that a traditional commercial bank may not provide under present laws. For example, banking regulations require the Bank to maintain a minimum ratio of capital to assets. In the event that the Bank's growth prevents it from maintaining this minimum ratio, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve and contribute them to the capital of the Bank and otherwise raise capital in a manner unavailable to the Bank under the existing banking regulations.

    The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements.
See "Business - Bank Holding Company Regulation."

                             The Bank
General

    The Bank opened for business on August 1, 1989 as a full-service commercial bank without trust powers. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Bank also offers consumer/installment loans, construction loans, commercial loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard credit cards, safe deposit box, traveler's checks, bank-by-mail, direct deposit of payroll and Social Security check, U.S. Savings Bonds, wire transfer of funds and a night depository. The Bank also offers individual retirement accounts.

Philosophy

    The philosophy of the Bank's management (the "Management") is to emphasize prompt and responsive personal service to residents of Gainesville, Georgia, as well as other Hall County communities, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management conducts an active call program, by which officers and directors promote these efforts by personally describing the products, services and philosophy of the Bank to both existing and new business prospects. In addition, the Bank President has substantial banking experience in Hall County which gives the Bank an important asset in its efforts to provide products and services designed to meet the needs of the Bank's customer base. All of the Bank's directors are active members of the business communities in Gainesville and other cities located in Hall County, and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

Market Area and Competition

    The Bank is located near the center of the Gainesville retail district, which is anchored by the Lakeshore Mall. In 1995, the Bank opened a full service branch on Thompson Bridge Road located in Gainesville, Georgia. The Bank's primary market area is Hall County, Georgia, from which the Bank draws approximately 95% of its business, and the Bank's marketing efforts are focused in the cities of Gainesville, Oakwood and Flowery Branch. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. There are twenty-eight (28) offices of eight (8) commercial banks located in Hall County.
These financial institutions offer all of the services that the Bank offers.

Deposits

    The Bank offers a wide range of commercial and consumer deposit accounts, including noninterest-bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, time certificates of deposit and regular savings accounts. Sources of deposits are typically residents, businesses and business employees within the Bank's market area and are obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits and has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned checks charges.

Loan Portfolio

    General. The Bank engages in a full complement of lending activities, including consumer/installment loans and home equity lines of credit, commercial loans and construction loans, with particular emphasis on small business loans. Management believes that the origination of short-term fixed rate loans and loans tied to floating interest rates is the most desirable method of conducting its lending activities.

    Consumer Loans. The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvement and investments. Also included as consumer loans are those loans secured by second priority mortgages on the residences of borrowers.

    Commercial Loans. The Bank's commercial lending is directed principally toward businesses which are existing deposit customers of the Bank, and whose demands for funds fall within the Bank's legal lending limits. This category of loans includes loans made for a variety of business purposes to individual, partnership or corporate borrowers. The Bank's commercial loan portfolio includes approximately $5,276,000 of residential construction loans or approximately 10.3% of the Bank's loan portfolio. Management has limited this category of loans because, to a greater extent than other commercial loans, residential construction loans are sensitive to changes in the economy, and therefore present greater risk to the Bank.

Investments

    As of December 31, 1996, investment securities comprised approximately 25% of the Bank's assets, with net loans comprising approximately 60% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, other taxable securities and certain obligations of states and municipalities. The Bank also engages in Federal funds transactions with its principal correspondent banks and anticipates it will primarily act as a net seller of such funds. The sale of Federal funds amounts to a short-term loan from the Bank to another bank.

    Asset/Liability Management

    It is the Bank's objective to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain Bank officers are responsible for developing and monitoring policies and procedures that ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management seeks to invest the largest portion of the Bank's assets in consumer/installment, commercial and construction loans.

    The Bank's asset/liability mix is monitored daily, and a report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank's Board of Directors monthly. The objective of this regular review is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

                       The Data Corporation

    The Data Corporation was incorporated as a Georgia business corporation on July 31, 1991. The Data Corporation rents space from the Bank and presently provides data processing services to the Bank.

                            Employees

    At December 31, 1996, the Company and its subsidiaries employed 36 full-time employees and 2 part-time employees. The Company considers its relationship with its employees to be excellent.

                   Selected Statistical Information

     The following statistical information is provided for Lanier
Bankshares, Inc. for the years ended December 31, 1996 and 1995. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

     Average Balances and Net Income Analysis

     The following tables set forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

     Average Balances. The condensed average balance sheets for the years indicated are presented below.

                                                 December 31,
                                            1996            1995
                                           (Dollars in Thousands)

Assets
Cash and due from banks                $    3,336      $    2,956
Taxable securities                         12,800           8,787
Nontaxable securities                       5,254           4,320
Federal funds sold                          2,969           1,859
Loans(1)                                   49,599          44,597
Reserve for loan losses                      (676)           (584)
Other assets                                4,995           5,339
                                       ----------      ----------
Total assets                           $   78,277      $   67,274
                                       ----------      ----------
Total interest-earning assets          $   70,622      $   59,563
                                       ==========      ==========

Liabilities and Shareholders' Equity

Deposits
 Noninterest-bearing demand            $    10,538     $    8,051
 Interest-bearing demand                    10,762          9,067
 Savings                                     8,021          6,447
 Time                                       39,730         35,209
                                       -----------     ----------
   Total deposits                      $    69,051     $   58,774
                                       -----------     ----------
Other borrowings                       $       494     $      619
Other liabilities                            1,211          1,437
                                       -----------     ----------
    Total liabilities                  $    70,756     $   60,830
Shareholders' equity                         7,521          6,444
                                       -----------     ----------
Total                                  $    78,277     $   67,274
                                       ===========     ==========
Total interest-bearing liabilities     $    59,007     $   51,342
                                       ===========     ==========
(1)Average loans include nonaccrual loans.

    Interest Income and Interest Expense

    The following table sets forth the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                             Year Ended December 31,
                                          1996                    1995
                                       Interest    Rate     Interest    Rate
                                              (Dollars in Thousands)

Interest income
  Interest and fees on loans (1)      $ 5,426     10.94%    $ 4,858     10.89%
  Interest on taxable securities          843      6.59         595      6.77
  Interest on nontaxable securities(2)    234      4.45         202      4.68
  Interest on Federal funds sold          160      5.39         106      5.70
                                      $ 6,663      9.43%    $ 5,761      9.67%
                                      -------      -----    -------      ----
Interest expense
  Interest on interest-bear demand    $   405      3.76%    $   329      3.63%
  Interest on savings                     383      4.77         338      5.24
  Interest on time deposits             2,412      6.07       2,126      6.04
  Interest on other borrowing              43      8.70          44      7.11
                                      $ 3,243      5.50%    $ 2,837      5.53%
                                      -------      -----    -------      -----
    Net interest income               $ 3,420               $ 2,924
                                      =======               =======
  Net interest spread                              3.93%                 4.14%
                                                   =====                 =====
  Net yield on average interest-earning assets     4.84%                 4.91%
                                                   =====                 =====
(1) Interest and fees on loans include $513,712 and $401,579 of loan fee income for the years ended December 31, 1996 and 1995, respectively.
    There was approximately $2,000 in income recognized on nonaccrual loans in 1996 and none in 1995.

(2) Yields on nontaxable securities have not been computed on a tax equivalent basis.

     Rate and Volume Analysis. The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

                                            Year Ended December 31,
                                                 1996 vs. 1995
                                             (Dollars in Thousands)
                                        Increase        Change Due To
                                       (Decrease)      Rate        Volume

Interest income
  Interest and fees on loans              $  568     $   21        $  547
  Interest on taxable securities             248         (8)          256
  Interest on nontaxable securities           32        (10)           42
  Interest on Federal funds sold              54         (6)           60

                                          $  902     $   (3)       $  905

Interest expense
  Interest on interest-bearing demand     $   76     $   12        $   64
  Interest on savings                         45        (31)           76
  Interest on time deposits                  286         11           275
  Interest on other                           (1)         9           (10)

                                          $  406     $    1        $  405

    Net interest income                   $  496     $   (4)       $  500

    Asset/Liability Management. The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1996 the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rates sensitive liabilities) and the cumulated sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                 After       After
                                                 Three       One
                                                 Months      Year
                                    Within       But         But        After
                                    Three        Within      Within     Five
                                    Months       One         Five       Years
 Total
                                                 Year        Years
                                               (Dollars in Thousands)
Interest earnings assets:
 Interest-bear deposits in banks        53          --          --          --
     53
 Federal funds sold                  1,800          --          --          --
  1,800
 Securities                          1,369         300       9,121      10,183
 20,973
 Loans                              26,093       9,689      14,842         661
 51,285

  Total interest-earnings assets    29,315       9,989      23,963      10,844
 74,111

Interest-bearing liabilities:
 Interest-bearing demand deposits   11,380          --          --          --
 11,380
 Savings                             9,525          --          --          --
  9,525
 Time deposits                      10,456      17,509      12,527          --
 40,492
 Other borrowings                      173          --         350          --
    523

 Total interest-bear liabilities    31,534      17,509      12,877           0
 61,920

Interest rate sensitivity gap       (2,219)     (7,520)     11,086      10,844
 12,191

Cumulative interest rate
  sensitivity gap                   (2,219)     (9,739)      1,347      12,191

Interest rate sensitivity
  gap ration                          0.93        0.57        1.86          --

Cumulative interest rate
  sensitivity gap ratio               0.93        0.80        1.02        1.20



    The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 70% of the loan portfolio is comprised of loans which are variable rate terms or short-term obligations.

Investment Portfolio

    Types of Investments. The amortized cost and approximate fair value of securities are as follows:

                                                  Gross         Gross

                                    Amortized     Unrealized    Unrealized
Fair
                                    Cost          Gains         Losses
Value
                                             (Dollars in Thousands)
Securities Available for Sale
 December 31, 1996:
 U.S. Government and
   agency securities                 6,283         7            (37)
6,253
 State and municipal securities      2,060        23            (21)
2,062
 Mortgage-backed securities            708        --             --
708
 Equity securities                     448        18             --
466

                                     9,499        48            (58)
9,489

Securities Held for Investment
  December 31, 1996:
  U.S. Government and
  agency securities                  6,532        17            (58)
6,491
  State and municipal securities     4,469        37            (30)
4,476
  Mortgage-backed securities           483        --             (8)
475

                                    11,484        54            (96)
11,442

Securities Available for Sale
  December 31, 1995:
  U.S. Government and agency
    securities                       3,640        47            (17)
3,670
  State and municipal securities     1,855        16            (11)
1,860
  Mortgage-backed securities           815         1             (9)
807
  Equity securities                    448        --             --
448

                                     6,758        64            (37)
6,785

Securities Held for Investment
  December 31, 1995:
  U.S. Government and agency
    securities                       3,886        37             (5)
3,918
  State and municipal securities     2,857        36            (14)
2,879
  Mortgage-backed securities           240        --             --
240

                                     6,983        73            (19)
7,037


    The Company does not have investments to one issuer totaling more than 10% of equity.

    Maturities. The amounts of investment securities in each category as of December 31, 1996 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years and (3) after five years through ten years.

                                         State and                  U.S.
Treasury
                                         Political                  and Other
U.S.
                                        Subdivisions             Government
Agencies

                                  Amount                        Amount
                                  (Dollars in       Yield       (Dollars in
Yield
                                  Thousands)        <F1><F3>      Thousands)
<F1><F2>
Maturity:
  One year or less                $   --            -- %        $   549
6.89%
  After one yr through five yrs     1,854          4.82           7,214
6.20
  After five yrs through ten yrs    3,696          4.67           5,022
6.69
  After ten yrs                       981          5.44              --
 --

                                  $ 6,531          4.83%        $12,785
6.42%

<F1>
Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

<F2>
The above schedule excludes mortgage-backed securities of $1,191,000 which have portions that mature on a monthly basis and equity securities which have no contractual maturity.

<F3>
Yields on state and political subdivision securities have not been computed on a tax equivalent basis.


Loan Portfolio

    Types of Loans. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans. Management is not aware of any additional concentrations.


                                                        December 31,
                                                    1996           1995
                                                  (Dollars in Thousands)

Commercial, financial and agricultural          $   7,693      $   7,326
Real estate-construction                            5,276          7,503
Real estate-mortgage                               30,693         27,454
Consumer instalment and others                      7,623          7,506
                                                ---------      ---------
                                                $  51,285      $  49,789
Allowance for loan losses                            (707)          (634)
                                                ---------      ---------
Loans, net                                      $  50,578      $  49,155
                                                =========      =========

    Maturities and Sensitivity to Changes in Interest Rates. Total loans as of December 31, 1996 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years and (3) after five years.

                                                  (Dollars in
                                                   Thousands)

    Maturity
      One year or less                           $   31,313
      After one year through five years          $   19,311
      After five years                                  661
                                                 ----------
                                                 $   51,285
                                                 ==========

    The following table summarizes loans at December 31, 1996 with the due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                  (Dollars in
                                                   Thousands)


    Predetermined interest rates                 $   15,503
    Floating or adjustable interest rates             4,469
                                                 ----------
                                                 $   19,972
                                                 ==========

    Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

    Nonperforming Loans. The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                         December 31,
                                                    1996             1995
                                                   (Dollars in Thousands)

Loans accounted for on a nonaccrual basis          $  127           $  126

Installment loans and term loans
   contractually past due ninety days or
   more as to interest or principal payments
   and still accruing                                  75               14

Loans, the terms of which have been
   renegotiated to provide a reduction or
   deferral of interest or principal because
   of deterioration in the financial position
   of the borrower                                     --               --

Loans now current about which there are
   serious doubts as to the ability of the
   borrower to comply with present loan
   repayment terms                                     --               --

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 and, as amended, No. 118, "Accounting by
Creditors for Impairment of a Loan". The statement prescribes that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The statement had no material effect on the financial statements of the Company as of December 31, 1996.

     In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Any loans classified by regulatory authorities as loss have been charged off.

     Commitments and Lines of Credit. In the ordinary course of business, the Bank has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Bank's Board of Directors. The Bank has also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Bank uses the same credit and collateral policies for these off balance sheet commitments as they do for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Following is a summary of the commitments outstanding at December 31, 1996 and 1995.

                                                 1996              1995
                                                 (Dollars in Thousands)
 Commitments to extend credit                 $  6,194          $  8,408
 Standby letters of credit                         816               534
                                              --------          --------
                                              $  7,010          $  8,942
                                              ========          ========

Summary of Loan Loss Experience

    The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible.
Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $707,000 at December 31, 1996, representing 1.38% of year end total loans outstanding, compared with $634,000 at December 31, 1995, representing 1.27% of year end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions.

Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

    Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 50% of the allowance should be allocated to real estate loans, 37% to commercial loans and 13% to consumer loans as of December 31, 1996.

    The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                  Year Ended December 31,
                                                   1996            1995
                                                  (Dollars in Thousands)

Average amount of loans outstanding              $ 49,599        $ 44,597
                                                 ========        ========
Balance of reserve for possible loan losses
  at beginning of period                         $    634        $    535
                                                 ========        ========
Charge-offs:
  Commercial, financial and agricultural         $    (27)       $      -
  Consumer                                            (24)            (21)
Recoveries:
  Consumer                                              4               8
  Real estate                                          --               2
                                                 ---------       ---------
        Net Charge-offs                          $    (47)       $    (11)
                                                 =========       =========

Additions to reserve charged to
  operating expenses                             $    120        $    110
                                                 ========        ========
        Balance of reserve for possible
          loan losses                            $    707        $    634
                                                 ========        ========

Ratio of net loan charge-offs to average loans        .09%            .02%


Deposits

    Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and saving deposits and time deposits, for the periods indicated are presented below.

                                   --- Year Ended December 31, ---
                                       1996                     1995
                                Amount       Rate        Amount      Rate
                                        (Dollars in Thousands)

Noninterest-bearing
  demand deposits             $ 10,538        --%       $  8,051        --%
Interest-bearing demand         10,762      3.76           9,067      3.63
Savings deposits                 8,021      4.77           6,447      5.24
Time deposits                   39,730      6.07          35,209      6.04
                              --------                  --------
     Total deposits           $ 69,051                  $ 58,774
                              ========                  ========

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31,1996, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months and (3) over twelve months.

                                               (Dollars in
                                                Thousands)

Three months or less                           $    6,457

Over three through twelve months                    7,174
Over twelve months                                  4,516
                                               ----------
     Total                                     $   18,147
                                               ==========

Return on Assets and Shareholders' Equity

     The following rate of return information for the periods indicated is presented below.

                                          Year Ended December 31,
                                            1996          1995

Return on assets (1)                        1.39%         1.20%
Return on equity (2)                       14.46         12.52
Dividend payout ratio (3)                  13.09         15.71
Equity to assets ratio (4)                  9.61          9.58

   (1)  Net income divided by average total assets.
   (2)  Net income divided by average equity.
   (3)  Dividends declared per share divided by net income per share.
   (4)  Average equity divided by average total assets.


                    Supervision and Regulation

    The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

General

    The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

    The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

    The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

    The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
(the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

    In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Branching Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

    The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

    The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

    The Office of the Comptroller of the Currency (the "OCC") regularly examines the operations of the Bank and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends

    The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

    If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

    At December 31, 1996, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $2,217,000.

    The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

    The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

    The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At
December 31, 1996, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 13.82% and 12.74%, respectively.

    In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1996 was 10.12%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage
Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

    The Bank is subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

    The Bank was in compliance with applicable minimum capital requirements as of December 31, 1996. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

    Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

    The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

Support of Subsidiary Institutions

    Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

    Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

Prompt Corrective Action

    FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

    The capital levels established for each of the categories are as follows:


                     TIER 1        TOTAL RISK-     TIER 1 RISK
Capital Category     CAPITAL      BASED CAPITAL   BASED CAPITAL    OTHER
----------------     ---------    -------------   -------------   -----------
Well Capitalized     5% or more    10% or more    6% or more      Not subject
                                                                  to a capital
                                                                  directive

Adequately
 Capitalized         4% or more     8% or more    4% or more        -

Undercapitalized     less than 4%   less than 8%  less than 4%      -

Significantly
Undercapitalized     less than 3%   less than 6%  less than 3%      -

Critically
Undercapitalized     2% or less         -              -            -
                   tangible equity


    For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

    An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

    At December 31, 1996, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments

    Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

    Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

    Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

    A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

    In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000,

BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date.

    Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Proposed Legislation and Regulatory Action

    New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.


ITEM 2.  DESCRIPTION OF PROPERTIES

    The Company's corporate office, the Bank and the Data Corporation are located at 854 Washington Street, Gainesville, Georgia. The building is owned by the Bank without encumbrance. This property consists of a two-story building which contains approximately 13,600 square feet of heated floor space. The Bank also owns two branch offices without encumbrance. The first branch office is located on Mundy Mill Road in south Hall County, and is a single story facility with approximately 3,000 square feet of heated floor space. The second branch office is located on Thompson Bridge Road in Gainesville, which opened as a branch office in February 1995, and contains approximately 3,300 square feet of heated floor space.

    Other than normal real estate commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    The response to this item is partially included in the Company's Annual Report to shareholders at page 1, and is incorporated herein by reference.

    The Company issued and sold (without payment of any selling commission to any person) unregistered shares of its Common Stock, $1.00 par value, pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as follows:

    (i) On January 3, 1995, the Company issued 1,000 shares to an organizing director upon exercise of a warrant to purchase shares of the Company's Common Stock at an exercise price of $10.00 per share;

    (ii) On May 5, 1996, the Company issued 1,300 shares to an organizing director upon the exercise of a warrant to purchase shares of the Company's Common Stock at an exercise price of $10.00 per share; and

    (iii) On July 31, 1996, the Company issued 84,374 shares to organizing directors pursuant to a Warrant Exchange Plan. The Warrant Exchange Plan provided that organizing directors could exchange warrants for cash, stock or a combination of cash and stock. All warrants not otherwise exchanged or exercised expired on July 31, 1996.

    Other than as described above, the Company did not have any sales of unregistered securities during 1996, 1995 and 1994.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The response to this item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 29 through 34, and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

    The following financial statements are included in the Company's Annual Report to Shareholders at pages 2 through 28, and are incorporated herein by reference:

    Independent Auditors' Report

    Financial Statements
         Consolidated Balance Sheets dated as of December 31, 1996 and 1995 Consolidated Statements of Income for the years ended
           December 31, 1996, 1995, and 1994.
         Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1996, 1995 and 1994.
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994.
         Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 23, 1997, under the headings, "Directors and Executive Officers - Election of Directors -
Nominees and Continuing Directors," at pages 2 through 4, "Security Ownership of Certain Beneficial Owners and Management," at pages 7 through 10, and are incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

    The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997, under the heading, "Compensation of Executive Officers and Directors," at pages 4 through 7, and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997, under the heading, "Security Ownership of Certain Beneficial Owners," at pages 7 through 10, and are incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997, under the headings, "Certain Relationships and Related Transactions," at page 11, and "Compensation of Executive Officers and Directors," at pages 4 through 7, and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

   (a)  Exhibits

        Exhibit Number              Exhibit
        --------------              -------
        3.1         Articles of Incorporation. 1/

        3.2         Bylaws. 1/

        4.1         Instruments Defining the Rights of Security Holders.
                    See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

        10.2*       Lanier Bankshares, Inc. 1990 Stock Option Plan. 2/

        10.3        Form of Organizer's Stock Warrant Agreement. 1/

        10.6        Form of Lanier Bankshares, Inc. Stock Option Agreement. 2/

        10.7 Lanier National Bank Director's Indexed Fee Continuation Program, effective March 13, 1995, and related form of Director Indexed Fee Continuation Program, Director Agreement, and related form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement. 3/

        10.8        Lanier Bankshares, Inc. Warrant Exchange Plan dated
                    July 11, 1996.

        13.1        Lanier Bankshares, Inc. 1996 Annual Report to Shareholders.
                    Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1996 Annual Report to Shareholders is not deemed to be filed as part of this Report.

        21.1        Subsidiaries of Lanier Bankshares, Inc. 4/

        24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

        27          Financial Data Schedule.

  (b)  Reports on Form 8-K filed in the fourth quarter of 1995:  None.

  1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form S-18, registration
       No. 33-25402-A.

  2/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on form 10-K for the year ended
       December 31, 1989.

  3/ Incorporated herein by reference to an exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

  4/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended
       December 31, 1994.

 * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-KSB.

                          SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



              LANIER BANKSHARES, INC.


                   By:   /s/ Joseph D. Chipman, Jr.

                         President and Chief
                         Executive Officer


                   Date: March 18, 1997



                       POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Joseph D. Chipman, Jr. and Jeffrey D. Hunt, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                    Date

/s/ John W. Browning, III, M.D.       Director              March 19, 1997
John W. Browning III, M.D.

/s/ Joseph D. Chipman           Director, President and     March 19, 1997
Joseph D. Chipman               Chief Executive Officer

/s/ Lewis W. Coker                    Director              March 19, 1997
Lewis W. Coker

/s/ C. Edmondson Daniel               Director              March 19, 1997
C. Edmondson Daniel

/s/ J. Austin Edmondson               Director              March 19, 1997
J. Austin Edmondson

/s/ Jeffrey D. Hunt             Senior Vice President       March 19, 1997
Jeffrey D. Hunt               and Secretary (Principal
                              Financial and Accounting
                              Officer)

/s/ Jerry D. Jackson                  Director              March 19, 1997
Jerry D. Jackson

/s/ R. Thomas Jarrard                 Director              March 19, 1997
R. Thomas Jarrard

/s/ Carlton W. Rogers, Sr.            Director              March 19, 1997
Carlton W. Rogers, Sr.

/s/ Stewart Teaver                    Director              March 19, 1997
Stewart Teaver

/s/ Mike Wilson                       Director
Mike Wilson

                          EXHIBIT INDEX

                                                               Page Number in
  Exhibit                                                       Sequentially
  Number                   Exhibit                              Numbered Copy
  ------                   -------
   3.1         Articles of Incorporation. 1/                        N/A

   3.2         Bylaws. 1/                                           N/A

   4.1         Instruments Defining the Rights of Security
               Holders.  See Articles of Incorporation at Exhibit
               3.1 hereto and Bylaws at Exhibit 3.2 hereto.         N/A

  10.2*        Lanier Bankshares, Inc. 1990 Stock Option
               Plan. 2/                                             N/A

  10.3         Form of Organizer's Stock Warrant Agreement 1/       N/A

  10.6         Form of Lanier Bankshares, Inc. Stock Option
               Agreement 2/                                         N/A
  10.7         Lanier National Bank Director's Indexed Fee
               Continuation Program, effective March 13, 1995, and related form of Director Indexed Fee
               Continuation Program, Director Agreement, and related form of Flexible Premium Life Insurance
               Endorsement Method Split Dollar Plan
               Agreement. 3/

  10.8 Lanier Bankshares, Inc. Warrant Exchange Plan, dated July 11, 1996

  13.1 Lanier Bankshares, Inc. 1996 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1996 Annual Report to Shareholders is not deemed to be filed as part of this Report.

  21.1         Subsidiaries of Lanier Bankshares, Inc. 4/           N/A

  24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

  27          Financial Data Schedule.


   1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form S-18, registration
        No. 33-25402-A.

   2/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on form 10-K for the year ended
        December 31, 1989.

   3/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended
        December 31, 1995.

   4/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended
        December 31, 1994.

   * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-KSB.