Form 10QSB
period 1997-03-31
LANIER BANKSHARES INC
filed 1997-05-16
CIK 842898

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

     x      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1997

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest most practicable date:

            CLASS                     OUTSTANDING AT MAY 8, 1997
   Common Stock, $1.00 par value            618,013 shares







           LANIER BANKSHARES, INC. & SUBSIDIARIES

                         INDEX
                                                                Page No.
Part I.   Financial Information

          Consolidated Balance Sheet-March 31, 1997                  3

          Consolidated Statements of Income-Three Months Ended
            March 31, 1997 and 1996                                  4

          Consolidated Statements of Cash Flows-Three Months Ended
            March 31, 1997 and 1996                                  5

          Notes To Consolidated Financial Statements                 6

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                7 and 8


Part II.  Other Information

          Item 4 - Any matter submitted to the security holders
                   for a vote.                                      10

          Item 6 - Exhibits and reports on Form 8-K.                10

            LANIER BANKSHARES, INC. & SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                        (UNAUDITED)

ASSETS                                                     March 31, 1997

Cash and due from banks                                      $3,975,262
Securities available for sale at fair value                   9,480,106
Securities held for investment at cost
 (fair value $11,794,000)                                    11,926,747
Federal funds sold                                              700,000
Loans                                                        52,302,533
  Less reserve for loan losses                                  735,788
                                                            -----------
    Net loans                                                51,566,745
Premises & equipment, net                                     3,040,870
Other assets                                                  2,109,201
                                                            -----------
                                                            $82,798,931
                                                            ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                    $12,197,464
  Interest-bearing demand                                    11,199,769
  Savings                                                     9,626,289
  Certificates of deposit                                    39,614,782
                                                            -----------
    Total deposits                                          $72,638,304
Obligations under captial lease                                 114,627
Other short-term borrowings                                     521,052
Liabilities                                                     933,775
                                                            -----------
          Total liabilities                                 $74,207,758
                                                            -----------
Stockholders' Equity
  Common stock, $1.00 par, 10,000,000 shares authorized,
    618,913 shares issued and outstanding                      $618,913
  Surplus                                                     5,232,102
  Retained earnings                                           2,801,198
  Unrealized losses on securities available for sale,
     net of taxes                                               (41,840)
                                                            -----------
                                                             $8,610,373
                                                            -----------

  Less cost of 900 shares of treasury stock                      19,200
                                                            -----------
          Total stockholders' equity                         $8,591,173
                                                            -----------
                                                            $82,798,931
                                                            ===========

                LANIER BANKSHARES, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)
                                                      Three Months ended
                                                           March 31

                                                     1997           1996
Interest income:
  Interest & fees on loans                       $1,392,153      $1,335,200
  Interest on Federal funds sold                     17,554          39,426
  Interest on nontaxable securities                  76,773          50,342
  Interest on taxable securities                    240,483         164,865
                                                 ----------      ----------
                                                 $1,726,963      $1,589,833
                                                 ----------      ----------
Interest expense:
  Interest on deposits                             $798,297        $783,102
  Interest on other borrowings                        6,611          11,792
                                                 ----------      ----------
                                                    804,908         794,894
                                                 ----------      ----------
Net interest income before
  provision for loan losses                        $922,055        $794,939
Provision for loan losses                            30,000          30,000
                                                 ----------      ----------
Net interest income                                $892,055        $764,939
                                                 ----------      ----------
Other income                                       $147,849        $118,700
                                                 ----------      ----------
Other expense
Salaries & employee benefits                       $341,275        $304,321
  Other operating expenses                          250,776         249,503
                                                 ----------      ----------
                                                   $592,051        $553,824
                                                 ----------      ----------

Net income before applicable income taxes          $447,853        $329,815
Applicable income taxes                             124,692         101,718
                                                 ----------      ----------

  Net income                                       $323,161        $228,097
                                                 ==========      ==========

Net income per common and common equiv. share         $0.52           $0.43
                                                 ==========      ==========

Dividends per share of common stock                   $0.00           $0.00
                                                 ==========      ==========

Weighted average shares outstanding                 618,496         553,239
                                                 ==========      ==========

          LANIER BANKSHARES, INC. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED)
                                                Three months ended March 31,
                                                     1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $323,161          $228,097
Adjustments to reconcile net income to net        --------          --------
  cash provided by operating activities
  Depreciation and amortization                     49,624            48,472
  Provision for loan losses                         30,000            30,000
Decrease in interest receivable                     14,880            61,150
Increase (decrease) in interest payable            (91,635)            8,746
Other assets and liabilities, net                 (135,798)         (332,739)
                                                 ----------        ----------
    Total adjustments                            ($132,929)        ($184,371)
                                                 ----------        ----------
Net cash provided by operating activities         $190,232           $43,726
                                                 ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale     ($321,135)      ($1,250,625)
  Proceeds from maturities of securities
    available for sale                             276,744           395,870
  Purchases of securities held for investment     (442,540)       (3,790,185)
  Proceeds from maturities of securities
    held for investment                                  0         2,080,592
  Purchases of premises and equipment               (5,829)           (2,831)
  (Increase) decrease in loans, net             (1,018,222)        1,271,464
  Decrease in Federal funds sold, net            1,100,000           600,000
                                                -----------       -----------
Net cash used in investing activities            ($410,982)        ($695,715)
                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (decrease)  in deposits              ($1,207,378)       $1,621,958
Repayment of capital lease                          (8,519)           (7,947)
  Purchase of treasury stock                       (19,200)                0
  Net decrease in other borrowings                  (2,118)                0
                                               ------------       ----------
Net cash provided by (used in)
  financing activities                         ($1,237,215)       $1,614,011
                                               ------------       ----------
Net increase (decrease) in cash and
 due from banks                                ($1,457,965)         $962,022

Cash and due from banks, beginning of period     5,433,227         2,996,603
                                               -----------        ----------
Cash and due from banks, end of period          $3,975,262        $3,958,625
                                               -----------        ----------
Cash paid during the period for:
  Interest                                        $896,543          $786,149

  Taxes                                             $9,841          $111,622

NONCASH TRANSACTIONS
Unrealized (gains) losses on securities
 available for sale                                $53,357         ($46,874)

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

          The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Current Accounting Developments

          The Financial Accounting Standards Board has issued SFAS NO. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with comples capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings per share.

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


Financial Condition

As of March 31, 1997, the Company experienced a decrease in total assets of $1,140,000 or 1.4%, as compared to December 31, 1996. Total loans increased $1,017,000 during this period or approximately 2.0% while cash and due from banks and Federal funds sold decreased $1,458,000 or approximately 20.2%. Deposits decreased $1,207,000 or 1.6% during this period.


Liquidity

As of March 31, 1997, the liquidity rate was 35.6% which management
considers to be adequate to meet the Company's funding needs.   Liquidity is
measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

Capital

Banking regulations require the banks holding companies to maintain minimum capital ratios to assets. At March 31, 1997, the Bank's capital ratios exceeded the required ratios as follows:

                                                                 Regulatory
                                                  Actual         Requirement

 Leverage capital ratio                             9.51%           4.00%
 Risk based capital ratios:
 Core capital                                      14.41%           4.00%
          Total capital                            15.67%           8.00%

               LANIER BANKSHARES, INC. & SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

Results of Operations

Net interest income for the three months ended March 31, 1997 increased 16% to $922,000 over the $795,000 for the same period in 1996. Interest income for the three month period increased 137,000 or 8.62%, while interest expense increased $10,000 or 1.26%. The increase in interest income is primarily due to the increase in the average balance of loans and taxable securities during the first quarter of 1997 as compared to the first quarter of 1996.

The provision for loan losses remained the same ($30,000) for the three months ended March 31, 1997 as compared to the same period in 1996. The loan loss reserve as a percentage of total loans increased from 1.38% at December 31, 1996 to 1.41% at March 31, 1997. This increase was due to slower loan growth and minimal net charge-offs during the first quarter of 1997. Based on management's assessment of the economic environment and prior charge-off and collection history, the reserve for loan losses is considered adequate to meet future losses inherent in the portfolio.

Total other income increased $29,000 during the three month period ended
March 31, 1997, as compared to 1996 primarily as a result of increased service charges on deposit accounts.

Total other expenses increased $38,000 or 6.9% for the period ended March 31, 1997 as compared to the same period in 1996. The increase is primarily attributable to an increase of $37,000 in salary and employee benefits. Other operating expenses have remained stable for the first quarter of 1997 as compared to the first quarter of 1996.

Income tax expense increased by $23,000 for the three month period ended March 31, 1997 as compared to the same period in 1996. The effective tax rate decreased to 28% as compared to 31% the same period.

Net income increased for the three month period ended March 31, 1997 by $95,000 as compared to the same period in 1996. This increase is due primarily due to increases in average interest-earning assets resulting

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           LANIER BANKSHARES, INC. & SUBSIDIARIES


Date: 5/12/97         By:
                      /s/ Joseph D. Chipman, Jr.
                      President and Chief Executive Officer
                      (Principal Executive Officer)



Date:  5/12/97        By:
                      /s/ Jeffrey D. Hunt
                      Senior Vice President, Operations
                      (Principal Financial and Accounting Officer)

           LANIER BANKSHARES, INC. & SUBSIDIARIES
               PART II - OTHER INFORMATION


Item 4- Any matter submitted to the security holders for a vote.
        No items were submitted to the shareholders for a vote during the quarter ended March 31, 1997.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits.


         None.

          (a)  Reports on Form 8-K.

         None.