Form 10QSB
period 1997-06-30
LANIER BANKSHARES INC
filed 1997-08-19
CIK 842898

FORM 10-QSB


               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

     x      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997

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

                       (770) 536-2265
 (Former name, former address and former fiscal year, if changed since last report)


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

            CLASS                     OUTSTANDING AT June 30, 1997
  Common Stock, $1.00 par value            617,013 shares

     LANIER BANKSHARES, INC. & SUBSIDIARIES

                      INDEX                                     Page No.
Part I.     Financial Information

            Consolidated Balance Sheet-June 30, 1997                  3

            Consolidated Statements of Income-Three and Six
               Months Ended June 30, 1997 and 1996                    4

            Consolidated Statements of Cash Flows-Six Months Ended
               June 30, 1997 and 1996                                 5

            Notes To Consolidated Financial Statements                6

            Management's Discussion and Analysis of Financial Condition
               and Results of Operations                              7 and 8


Part II.       Other Information

            Item 4 - Any matter submitted to the security holders
               for a vote                                             10

            Item 6 - Exhibits and reports on Form 8-K.                10



                              - 2 -




                LANIER BANKSHARES, INC. & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                                                               June 30, 1997

Cash and due from banks                                          $3,995,156
Securities available for sale at fair value                       9,659,399
Securities held for investment at cost
 (fair value $11,604,447)                                        11,147,504
Federal funds sold                                                2,700,000
Loans                                                            55,050,885
Less reserve for loan losses                                        765,343
Net loans                                                        54,285,542
Premises & equipment, net                                         3,056,105
Other assets                                                      2,142,924
                                                                -----------
                                                                $86,986,630
                                                                ===========
LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                        $11,715,865
  Interest-bearing demand                                        13,503,110
  Savings                                                         8,495,886
  Certificates of deposit                                        42,721,109
                                                                -----------
    Total deposits                                              $76,435,970

Obligations under captial lease                                     105,960
Other short-term borrowings                                         577,256
Other liabilities                                                   909,354
                                                                -----------
    Total liabilities                                           $78,028,540


Stockholders' Equity
  Common stock, $1.00 par, 10,000,000 shares authorized,
    618,913 shares issued                                          $618,913
  Surplus                                                         5,232,102
  Retained earnings                                               3,123,536
  Treasury stock                                                    (41,200)
  Unrealized gains on securities available for sale, net of taxes    24,739
                                                                 ----------
     Total stockholders' equity                                  $8,958,090

                                                                $86,986,630
                                                                ===========
                                     - 3 -

            LANIER BANKSHARES, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                       (UNAUDITED)

                                       Three Months ended
                                           Six Months
                                             ended
                                          June 30,            June 30,
                                    1997        1996       1997       1996
Interest income:
  Interest & fees on loans        $1,481,745  $1,339,184  $2,873,898  $2,674,384
  Interest on Federal funds sold      29,625      42,722      47,179      82,148
  Interest on taxable securities     238,260     274,443     478,712     489,650
  Interest on nontaxable securities   78,571           0     155,344           0
                                  ----------  ----------   ---------  ----------
                                  $1,828,201  $1,656,349  $3,555,133  $3,246,182

Interest expense:
  Interest on deposits              $840,367    $799,510  $1,638,664  $1,582,612
  Interest on other borrowings        10,626       9,907      17,237      21,699
                                    --------    --------  ----------   ---------
                                     850,993     809,417   1,655,901   1,604,311

Net interest income before
  provision for loan losses         $977,208    $846,932  $1,899,232  $1,641,871
Provision for loan losses             30,000      30,000      60,000      60,000
                                    --------    --------  ----------  ----------
  Net interest income               $947,208    $816,932  $1,839,232  $1,581,871

Other income
 Service charges on deposit accounts
    and other income                $163,906    $122,940    $311,755    $241,639
 Net realized gains of securities
    available for sale                     0           0          31           0
                                    --------    --------    --------    --------
                                    $163,906    $122,940    $311,786    $241,639
Other expense
 Salaries & employee benefits       $341,923    $306,437    $683,198    $610,758
 Other operating expenses            292,229     248,671     543,005     498,174
                                    --------    --------    --------   ---------
                                    $634,152    $555,108  $1,226,203  $1,108,932

 Net income before applicable
   income taxes                     $476,962     $384,764   $924,815    $714,578
 Applicable income taxes             154,625      121,404    279,317     223,122
                                    --------     --------   --------     -------
  Net income                        $322,337     $263,360   $645,498    $491,456

Net income per common and common
 equivalent share                      $0.52        $0.45      $1.04       $0.84

Dividends per share of common stock    $0.00        $0.00      $0.00       $0.00

Average common and common equivalent
 shares outstanding                  617,816      581,280    618,154     582,168

                 LANIER BANKSHARES, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)
                                               Six months ended June 30,
                                                 1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $645,498        $491,456
Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation and amortization                  101,982          94,157
  Provision for loan losses                       60,000          60,000
  Net realized gains on securities available
     for sale                                        (31)              0
  Increase  in interest receivable               (40,383)        (64,117)
  Decrease in interest payable                   (93,513)       (118,195)
  Gain on sale of other real estate owned              0            (604)
  Other assets and liabilities, net             (171,100)       (415,401)
                                               ----------       ---------
    Total adjustments                          ($143,045)      ($444,160)

Net cash provided by operating activities       $502,453          $47,296

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale ($1,068,572)     ($2,750,625)
  Proceeds from sales of securities available
    for sale                                     248,359                0
  Proceeds from maturities of securities
    available for sale                           697,438          928,817
  Purchases of securities held for investment   (442,540)      (6,010,185)
  Proceeds from maturities of securities
    held for investment                          779,244        2,422,373
  Purchases of premises and equipment            (73,422)          (6,935)
  Proceeds from sale of other real estate owned        0            4,389
  Increase in loans, net                      (3,767,019)        (654,125)
 (Increase) decrease in Federal funds
    sold, net                                   (900,000)       3,000,000

Net cash used in investing activities        ($4,526,512)     ($3,066,291)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase  in deposits                       $2,600,548       $4,076,457
  Repayment of capital lease                     (17,186)         (16,034)
  Proceeds from issuance of common stock               0           13,000
  Increase (decrease) in other borrowings,net     43,826         (350,000)
  Purchase of treasury stock                     (41,200)               0

Net cash provided by  financing activities    $2,585,988       $3,723,423

Net increase (decrease) in cash and due
  from banks                                 ($1,438,071)        $704,428

Cash and due from banks, beginning of
 period                                        5,433,227        2,996,603

Cash and due from banks, end of period        $3,995,156       $3,701,031

Cash paid during the period for:
  Interest                                    $1,749,414       $1,722,506

  Taxes                                         $263,300         $217,622

NONCASH TRANSACTIONS
  Unrealized(gains) losses on securities
    available for sale                          ($47,521)        $162,133

                LANIER BANKSHARES, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

Note 1.   Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition

As of June 30, 1997, the Company experienced an increase in total assets of 3.63%, as compared to December 31, 1996. The increase was primarily the result of increased loan growth of $3.7 million or 7.34%. The increase was funded by a growth in deposits of $2.6 million or 3.52%.

Liquidity

As of June 30, 1997, the liquidity ratio was 35.66%, which management considers to be adequate to meet the Company's funding needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

Capital

Banking regulations require the banks and bank holding companies to maintain minimum capital ratios to assets. At June 30, 1997, the Company's capital ratios on a combined basis exceeded the required ratios as follows:

                                             Regulatory
                                       Actual         Requirement

      Leverage capital ratio            9.62%               4.00%
      Risk based capital ratios:
      Core capital                     14.56%               4.00%
          Total capital                15.81%               8.00%

                 LANIER BANKSHARES, INC. & SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

Results of Operations

Net interest income for the six months ended June 30, 1997 increased 15.68% to $1,899,000 over the $1,642,000 for the same period in 1996. Interest income for the six month period increased $309,000 or 9.52%, while interest expense increased $52,000 or 3.22%. Net interest income for the three month period ended June 30, 1997 increased $130,000 or 15.38% compared to the three month period ended June 30, 1996. Interest income for the three month period increased $172,000 or 10.38% and interest expense increased $42,000 or 5.14% compared to the same period in 1996. The increase in interest income and expense is primarily due to the increase in the average balance of loans and interest bearing deposits.

The provision for loan losses remained the same during the six months ended June 30,1997 as compared to the same period in 1996. The loan loss reserve as a percentage of total loans increasesd from 1.38% at December 31, 1996 to 1.39% at June 30,1997. Based on management's assessment of the economic environment and prior charge-off and collection history, the reserve for loan losses is considered adequate to meet future losses inherent in the portfolio.

Total other income increased $70,000 during the six month period ended June 30, 1997, as compared to 1996. The most significant changes occurred in NSF fees and service charges which increased $57,000 and $14,000, respectively, compared to the same period in 1996. The increase in NSF fees is primarily due to procedures implemented by the Bank to reduce the number of reversals of NSF charges. The change in service charges is due to a new charge on return items as well as an increase in charges on business checking accounts.

Other operating expenses increased 10.58% or $117,000. The increase is primarily attributable to an increase of $72,000 in salary and employee benefits. The increase in salaries was the result of increases in staff in connection with the Bank's growth. No other changes in other operating expense were material.

Net income increased for the six month period ended June 30, 1997 by $154,000 as compared to the same period in 1996. The subsidiary bank continues to experience growth, which has enabled the Company to increase earnings. This trend is expected to continue.

Income tax expense increased by $56,000 for the six months ended
June 30, 1997 as compared to the six month period ended June 30, 1996. The effective tax rate decreased to 30% as compared to 31% for the same period in 1996.

                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           LANIER BANKSHARES, INC. & SUBSIDIARIES


Date:   August 10, 1997


    By:               Joseph D. Chipmans
                      President and Chief Executive Officer
                      (Principal Executive Officer)

    By:               Jeffrey D. Hunt
                      Senior Vice President, Operations
                      (Principal Financial and Accounting Officer)

         LANIER BANKSHARES, INC. & SUBSIDIARIES
               PART II - OTHER INFORMATION

Item 4 - Any matter submitted to the security holders for a vote.

The annual meeting of the shareholders of Lanier Bankshares, Inc. was held on April 23, 1997. A total of 379,342 of the shares issued and outstanding were presented for the meeting either by proxy or in person.
The shareholders voted and approved the election of Class I directors.
The results of the election are as follows:


          Class I Directors

          John W. Browning         379,342      -  - -  -
          Joseph D. Chipman, Jr.   379,342      -  - -  -
          C. Edmondson Daniel      379,342      -  - -  -



Item 6- Exhibits and reports on Form 8-K

          (a)  Exhibits.

                 27. Financial Data Schedule

          (a)  Reports on Form 8-K.
                 None.
                                - 10 -