Form 10QSB
period 1997-09-30
LANIER BANKSHARES INC
filed 1997-11-17
CIK 842898

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

      x       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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

     CLASS                                OUTSTANDING AT November 1, 1997
Common Stock, $1.00 par value                   600,000 shares






                     LANIER BANKSHARES, INC. & SUBSIDIARIES
                                     INDEX



Part I.                       Financial Information                     Page No.

        Consolidated Balance Sheet-September 30, 1997                      3

        Consolidated Statements of Income-Three and Nine  Months Ended
        September 30, 1997 and 1996                                        4

        Consolidated Statements of Cash Flows-Nine Months Ended
        September 30, 1997 and 1996                                        5

        Notes To Consolidated Financial Statements                         6

        Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                        7 and 8


Part II.                      Other Information

        Item 4 - Any matter submitted to the security holders
        for a vote.                                                       10

        Item 6 - Exhibits and reports on Form 8-K.                        10

                     LANIER BANKSHARES, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                           September 30, 1997

Cash and due from banks                                           $4,645,796
Securities available for sale at fair value                        8,101,230
Securities held for investment at cost
   (fair value $ 10,042,128)                                       9,975,576
Loans                                                             65,773,424
  Less reserve for loan losses                                       783,274
                                                                  ----------
    Net loans                                                     64,990,150
Premises & equipment, net                                          3,025,862
Other assets                                                       2,204,852
                                                                  ----------
                                                                 $92,943,466
                                                                  ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                         $12,905,932
  Interest-bearing demand                                         13,771,709
  Savings                                                          9,778,689
  Certificates of deposit                                         45,577,915
                                                                  ----------
    Total deposits                                               $82,034,245
Obligations under captial leas                                        97,141
Other short-term borrowings                                          833,975
Other liabilities                                                  1,059,361
                                                                  ----------
                      Total liabilities                          $84,024,722

Stockholders' Equity
  Common stock, $1.00 par, 10,000,000 shares
  authorized, 618,913 shares issued                                 $618,913
  Surplus                                                          5,140,417
  Retained earnings                                                3,534,112
  Treasury stock                                                    (415,486)
  Unrealized gains on securities available
     for sale, net of taxes                                           40,788
                                                                  ----------
                      Total stockholders' equity                  $8,918,744
                                                                  ----------
                                                                 $92,943,466
                                                                  ==========

                     LANIER BANKSHARES, INC. & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                       Three Months ended     Nine Months ended
                                          September 30,         September 30,
                                         1997       1996       1997       1996
Interest income:
  Interest & fees on loans        $1,670,162  $1,382,864  $4,544,060  $4,057,248
  Interest on Federal funds sold       3,729      24,135      50,908     106,283
  Interest on taxable securities     216,948     286,676     695,660     776,326
  Interest on nontax securities       78,413           0     233,757           0
                                    ---------   ---------   ---------  ---------
                                  $1,969,252   $1,693,675  $5,524,385 $4,939,857
Interest expense:                  ---------    ---------   ---------  ---------
  Interest on deposits              $895,910     $803,884  $2,534,574 $2,386,496
  Interest on other borrowings         7,794        7,176      25,031     28,875
                                   ---------    ---------   ---------  ---------
                                     903,704      811,060   2,559,605  2,415,371
                                   ---------    ---------   ---------  ---------
Net interest income before
  provision for loan losses       $1,065,548     $882,615  $2,964,780 $2,524,486
Provision for loan losses             50,000       30,000     110,000     90,000
                                   ---------    ---------   ---------  ---------
  Net interest income             $1,015,548     $852,615  $2,854,780 $2,434,486
                                   ---------    ---------   --------- ---------
Other income
  Service charges on deposit
     accounts and other income      $162,613     $133,124    $474,368   $374,763
  Net realized gains of securities
     available for sale                6,056            0       6,087          0
                                   ---------    ---------   ---------  ---------
                                    $168,669     $133,124    $480,455   $374,763
                                   ---------    ---------   ---------  ---------

Other expense
  Salaries & employee benefits      $346,860     $324,475  $1,030,058   $935,233
  Other operating expenses           263,259      255,397     806,264    753,571
                                   ---------    ---------   ---------  ---------
                                    $610,119     $579,872  $1,836,322 $1,688,804
                                   ---------    ---------   ---------  ---------
  Net income before
    applicable income taxes         $574,098     $405,867  $1,498,913 $1,120,445
Applicable income taxes              163,522      127,781     442,839    350,903
                                   ---------     ---------  ---------  ---------

  Net income                        $410,576     $278,086  $1,056,074   $769,542
                                   =========     =========  =========  =========
Net income per common and
   common equivalent share             $0.67        $0.47       $1.71     $1.39
                                        ====         ====        ====     ====
Dividends per share of common stock    $0.15        $0.00       $0.15     $0.00
                                        ====         ====        ====     ====
Average common and common equivalent
   shares outstanding                614,733      588,649     617,001    552,189
                                     =======      =======     =======    =======

                     LANIER BANKSHARES, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Nine months ended September 30,
                                                    1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $1,056,074       $769,542
                                                  ---------      ---------
Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation and amortization                     149,656        149,911
  Provision for loan losses                         110,000         90,000
  Net realized gains on securities
     available for sale                              (6,087)             0
  Increase  in interest receivable                  (27,690)      (100,958)
  Decrease in interest payable                       14,881        (86,633)
  Gain on sale of other real estate owned                 0           (604)
  Other assets and liabilities, net                (212,377)      (270,597)
                                                   ---------      ---------
    Total adjustments                               $28,383      ($218,881)
                                                  ---------      ---------
Net cash provided by operating activities        $1,084,457       $550,661
                                                  ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities avail for sale        ($2,136,112)   ($2,750,625)
  Proceeds from sales of securities
     available for sale                             699,319              0
  Proceeds from maturities of securities
     available for sale                           2,902,561      1,235,796
  Purchases of securities held for investment      (567,540)    (6,010,185)
  Proceeds from maturities of securities
     held for investment                          2,076,172      2,742,278
  Purchases of premises and equipment               (90,853)      (235,566)
  Proceeds from sale of other real estate owned           0          4,389
  Increase in loans, net                        (14,521,627)      (157,791)
 Decrease in Federal funds sold, net              1,800,000        500,000
                                                  ---------      ---------
Net cash used in investing activities           ($9,838,080)   ($4,671,704)
                                                  ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase  in deposits                          $8,198,823     $5,003,377
  Repayment of capital lease                        (26,005)       (24,262)
  Proceeds from issuance of common stock                  0        518,626
  Increase (decrease)  in other borrowings, net     300,545       (350,000)
  Purchase of treasury stock                       (434,560)             0
  Proceeds from sale of treasury stock               19,941              0
  Dividends paid                                    (92,552)             0
                                                   ---------      ---------
Net cash provided by  financing activities        $7,966,192     $5,147,741

Net increase (decrease) in cash and
   due from banks                                  ($787,431)    $1,026,698

Cash and due from banks, beginning of period       5,433,227      2,996,603
                                                   ---------      ---------
Cash and due from banks, end of period            $4,645,796     $4,023,301
                                                   =========      =========
Cash paid during the period for:
  Interest                                        $2,544,724     $2,502,004

  Taxes                                             $422,100       $470,322

NONCASH TRANSACTIONS
  Unrealized(gains) losses on securities
      available for sale                            ($71,839)      $110,993

                     LANIER BANKSHARES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1. Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the reflects all adjustments (consisting solely of normal recurring adjustements) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. Current Accounting Developments

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings
Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this Statement is for financial statements issued for periods ending after December 15, 1997.
The adoption of this Statement is not expected to have a material effect on earnings per share.

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

Financial Condition

Total assets increased 10.70% from December 31, 1996 to September 30, 1997. The increase is due primarily to an increase in loans of $14.4 million or 28.49%. The growth in loans was funded by a growth in deposits of $8.2 million, a decrease in federal funds sold of $1.8 million and a decrease in investment securities of $2.9 million.

Liquidity

Liquidity is measured by a ratio of net cash, short-term investments and marketable securities to net deposits and short-term liabilities. The
Bank's liquidity ratio at September 30, 1997 was 27.39%. Management believes that this ratio is adequate to meet the Company's funding needs.

Capital

Banking regulations require the banks and bank holding companies to maintain minimum capital ratios to assets. At September 30, 1997, the Company's capital ratios on a combined basis exceeded the required ratios as follows:

                                                         Actual    Requirement

                Leverage capital ratio                    9.65%      4.00%
                Risk based capital ratios:
                Core capital                             13.46%      4.00%
                Total capital                            14.67%      8.00%

                 LANIER BANKSHARES, INC. & SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Results of Operations

Interest income increased $585,000 or 11.83% during the nine months ended September 30, 1997 compared to the same period in 1996. Interest expense increased $144,000 or 5.97% during the nine months ended September 30, 1997 compared to 1996. This resulted in a increase of $441,000 or 17.44% in net interest income. During the three months ended September 30, 1997, interest income increased 16.27% while interest expense increased 11.42% compared to the three months ended September 30, 1996. As a result, net interest income increased 20.73%. These increases are a result of growth in loans and interest-bearing deposits.

The provision for loan losses increased $20,000 during the nine months ended September 30, 1997 as compared to the same period in 1996. The loan loss reserve as a percentage of total loans decreased from 1.38% at December 31, 1996 to 1.19% at September 30,1997. Based on management's assessment of the economic environment and history of charge-offs and recoveries, the reserve for loan losses is considered adequate to meet future losses inherent in the portfolio.

Total other income increased $106,000 during the nine month period ended September 30, 1997, as compared to 1996. The most significant changes occurred in NSF fees, service charges and income from cash surrender values of life insurance which increased $46,000, $20,000 and $24,000, respectively, as compared to 1996. The increase in NSF fees is due to a reduction by the Bank in the number of reversals of NSF charges. The increase in service charges is a result of a new charge on return items and an increase in charges on business checking accounts.

Other operating expenses increased 8.74% or $148,000. The increase is primarily attributable to an increase of $95,000 in salary and employee benefits. The increase in salaries was the result of increases in staff in connection with the Bank's growth. Other increases include occupancy and
equipment of $29,000 and directors fees of $ 31,000   The increase in occupancy
and equipment expense is due to building repair and maintenance and increased depreciation expense as a result of acquisitions. The increase in directors fees is the result of monthly accruals made by the Bank for its liability related to deferred compensation plans for all directors of the Bank.

Net income increased for the nine month period ended September 30, 1997 by $287,000 as compared to the same period in 1996. The subsidiary bank continues to experience growth, which has enabled the Company to increase earnings.
This trend is expected to continue.

Income tax expense increased by $92,000 for the nine months ended
September 30, 1997 as compared to the nine months ended September 30, 1996. The effective tax rate decreased to 30% as compared to 31% for the same period in 1996.

                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LANIER BANKSHARES, INC. & SUBSIDIARIES


   Date: November 10, 1997              By:
                                           Joseph D. Chipman, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




   Date: November 10, 1997              By:
                                          Jeffrey D. Hunt
                                          Senior Vice President, Operations
                                          (Principal Financial and
                                           Accounting Officer)

                 LANIER BANKSHARES, INC. & SUBSIDIARIES
                      PART II - OTHER INFORMATION





Item 6 - Exhibits and reports on Form 8-K

                (a) Exhibits.

                    27. Financial Data Schedule

                (a) Reports on Form 8-K.

                    None.