Form 10KSB
period 1997-12-31
LANIER BANKSHARES INC
filed 1998-04-24
CIK 842898

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission file number:  0-21498

                            LANIER BANKSHARES, INC.
                 (Name of small business issuer in its charter)

             Georgia                                         58-1814713
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                           Identification No.)

854 Washington Street, Gainesville, Georgia                     30501
   (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (770) 536-2265

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $1 Per Share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $8,257,695

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $13,800,000 as of March 15, 1998

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 600,000as of March 15, 1998

Transitional Small Business Disclosure format (check one):  Yes   No  X



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 22, 1998, are incorporated by reference into
Part III.




                               TABLE OF CONTENTS


                                                                         Page

PART I                                                                     1

 ITEM 1. DESCRIPTION OF BUSINESS                                           1

 ITEM 2. DESCRIPTION OF PROPERTIES                                        23

 ITEM 3. LEGAL PROCEEDINGS                                                23

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              23

PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND                        23

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              24

 ITEM 7. FINANCIAL STATEMENTS                                             24

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                              24

PART III                                                                  25

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT                                              25

 ITEM 10. EXECUTIVE COMPENSATION                                          25

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                   25

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   25

 ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 10-KSB                      26

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

                                    The Bank

General

The Bank opened for business on August 1, 1989 as a full-service commercial bank without trust powers. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts, and various types of certificates of deposit. The Bank also offers consumer/installment loans, construction loans, commercial loans, and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard credit cards, safe deposit boxes, travelers' checks, bank-by-mail, direct deposit of payroll and Social Security checks, U.S. Savings Bonds, wire transfer of funds, and a night depository. The Bank also offers individual retirement accounts.

Philosophy

The philosophy of the Bank's management (the "Management") is to emphasize prompt and responsive personal service to residents of Gainesville, Georgia, as well as other Hall County communities, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management conducts an active call program, by which officers and directors promote these efforts by personally describing the products, services, and philosophy of the Bank to both existing and new business prospects. In addition, the Bank President has substantial banking experience in Hall County which gives the Bank an important asset in its efforts to provide products and services designed to meet the needs of the Bank's customer base. All of the Bank's directors are active members of the business communities in Gainesville and other cities located in Hall County, and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

Market Area and Competition

The Bank is located near the center of the Gainesville retail district, which is anchored by the Lakeshore Mall. In 1995, the Bank opened a full service branch on Thompson Bridge Road located in Gainesville, Georgia. The Bank's primary market area is Hall County, Georgia, from which the Bank draws approximately 95% of its business, and the Bank's marketing efforts are focused in the cities of Gainesville, Oakwood, and Flowery Branch. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. There are thirty-five (35) offices of ten (10) commercial banks located in Hall County. These financial institutions offer all of the services that the Bank offers.

Deposits

The Bank offers a wide range of commercial and consumer deposit accounts, including noninterest-bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, time certificates of deposit, and regular savings accounts. Sources of deposits are typically residents, businesses, and business employees within the Bank's market area and are obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation, and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits and has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, and returned checks charges.

Loan Portfolio

General. The Bank engages in a full complement of lending activities, including consumer/installment loans and home equity lines of credit, commercial loans, and construction loans, with particular emphasis on small business loans. Management believes that the origination of short-term fixed rate loans and loans tied to floating interest rates is the most desirable method of conducting its lending activities.

Consumer Loans. The Bank's consumer loans consist primarily of installment loans to individuals for personal, family, and household purposes, including loans for automobiles, home improvement, and investments. Also included as consumer loans are those loans secured by second priority mortgages on the residences of borrowers.

Commercial Loans. The Bank's commercial lending is directed principally toward businesses which are existing deposit customers of the Bank, and whose demands for funds fall within the Bank's legal lending limits. This category of loans includes loans made for a variety of business purposes to individual, partnership, or corporate borrowers. The Bank's commercial loan portfolio includes approximately $1,422,000 of residential construction loans or approximately 2.1% of the Bank's loan portfolio. Management has limited this category of loans because, to a greater extent than other commercial loans, residential construction loans are sensitive to changes in the economy, and therefore present greater risk to the Bank.

Investments

As of December 31, 1997, investment securities comprised approximately 19% of the Bank's assets, with net loans comprising approximately 71% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, other taxable securities, and certain obligations of states and municipalities. The Bank also engages in Federal funds transactions with its principal correspondent banks and anticipates it will primarily act as a net seller of such funds.
The sale of Federal funds amounts to a short-term loan from the Bank to another bank.

Asset/Liability Management

It is the Bank's objective to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain Bank officers are responsible for developing and monitoring policies and procedures that ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships, and corporations. Management seeks to invest the largest portion of the Bank's assets in consumer/installment, commercial, and construction loans.

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

                                   Employees

At December 31, 1997, the Company and its subsidiaries employed 37 full-time employees and 3 part-time employees. The Company considers its relationship with its employees to be excellent.

Selected Statistical Information

The following statistical information is provided for Lanier Bankshares, Inc. for the years ended December 31, 1997 and 1996. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

Average Balances and Net Income Analysis

The following tables set forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread, and net yield on average interest-earning assets.

Average Balances. The condensed average balance sheets for the years indicated are presented below.

                                                             December 31,
                                                           1997         1996
                                                        (Dollars in Thousands)

        ASSETS

Cash and due from banks                                $  3,637     $  3,336
Taxable securities                                       13,328       12,800
Nontaxable securities                                     6,718        5,254
Federal funds sold                                        1,763        2,969
Loans (1)                                                58,177       49,599
Reserve for loan losses                                    (758)        (676)
Other assets                                              5,178        4,995
                                                        -------      -------
Total assets                                           $ 88,043     $ 78,277
                                                        =======      =======

Total interest-earning assets                          $ 79,986     $ 70,622
                                                        =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Noninterest-bearing demand                          $ 12,247     $ 10,538
   Interest-bearing demand                               13,007       10,762
   Savings                                                9,363        8,021
   Time                                                  42,723       39,730
                                                        -------      -------
        Total deposits                                 $ 77,340     $ 69,051
                                                        =======      =======
Other borrowings                                       $    623     $    494
Other liabilities                                         1,302        1,211
                                                        -------      -------
Total liabilities                                      $ 79,265     $ 70,756
Stockholders' equity                                      8,778        7,521
                                                        -------      -------
Total liabilities and stockholders' equity             $ 88,043     $ 78,277
                                                        =======      =======
Total interest-bearing liabilities                     $ 65,716     $ 59,007
                                                        =======      =======
(1) Average loans include nonaccrual loans.

Interest Income and Interest Expense

The following table sets forth the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                 Year Ended December 31,
                                              1997                    1996
                                                 Average               Average
                                      Interest     Rate      Interest    Rate

                                              (Dollars in Thousands)

INTEREST INCOME:
Interest and fees on loans (1)         $ 6,348      10.91 %   $ 5,421   10.93% %
Interest on taxable securities             843       6.33         821    6.41
Interest on nontaxable securities (2)      329       4.90         234    4.45
Interest on Federal funds sold              84       4.76         160    5.39
                                         -----                  -----
    Total interest income                7,604       9.51       6,636    9.40
                                         =====                           ====
INTEREST EXPENSE:
Interest on interest-bearing demand        450       3.46         405    3.76
Interest on savings                        458       4.89         383    4.77
Interest on time deposits                2,593       6.07       2,411    6.07
Interest on other borrowing                 46       7.38          44    8.91
                                         -----                  -----
     Total interest expense              3,547       5.40       3,243    5.50
                                         =====                  =====
NET INTEREST INCOME                    $ 4,057                $ 3,393

Net interest spread                                  4.11 %              3.90% %
                                                     ====                ====
Net yield on average
     interest-earning assets                         5.07 %              4.80% %
                                                     ====                ====

(1) Interest and fees on loans include $580,326 and $513,712 of loan fee income for the years ended December 31, 1997 and 1996, respectively. There was approximately $21,000 in income recognized on nonaccrual loans in 1996. There was no income recognized on nonaccrual loans during 1997.

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

                                               Year Ended December 31,
                                                    1997 vs. 1996
                                            Increase         Changes Due To
                                           (Decrease)        Rate      Volume
                                                  (Dollars in Thousands)
Interest income
  Interest and fees on loans                    $ 927       $ (9)       $ 936
  Interest on taxable securities                   22        (12)          34
  Interest on nontaxable securities                95         25           70
  Interest on Federal funds sold                  (76)       (16)         (60)
        Total interest income                     968        (12)         980

Interest expense
  Interest on interest-bearing demand              45        (35)          80
  Interest on savings                              75         10           65
  Interest on time deposits                       182          -          182
  Interest on other borrowings                      2         (8)          10
                                                  ---         ---         ---
Total interest expense                            304        (33)         337

Net interest income                             $ 664       $ 21        $ 643
                                                =====       ====        =====

Asset/Liability Management. The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio.
The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                After
                                                                Three
After
                                                                Months     One
Year
                                                  Within        But        But
                                                  Three         Within
Within         After
                                                  Months        One Year   Five
Years     Five Years       Total

                                                                (Dollars in
Thousands)
Interest-earning assets:
  Interest-bearing deposits in banks            $     37      $       -     $
   -      $      -      $     37
  Federal funds sold                                 200              -
   -             -           200
  Securities                                       1,488            498
6,658         9,120        17,764
  Loans                                           29,124         10,330
28,119           261        67,834
                                                  ------         ------
------         -----        ------
     Total interest-earning assets                30,849         10,828
34,777         9,381        85,835
                                                  ======         ======
======        ======        ======
Interest-bearing liabilities:
  Interest-bearing demand deposits                14,784              -
   -             -        14,784
  Savings                                         10,060              -
   -             -        10,060
  Time deposits                                   15,255         22,783
7,192             -        45,230
  Other borrowings                                   384             28
 401             -           813
                                                  ------         ------
-----         -----        ------
     Total interest-bearing liabilities           40,483         22,811
7,593             -        70,887
                                                  ======         ======
======        ======        ======
Interest rate sensitivity gap                   $ (9,634)     $ (11,983)
$27,184      $  9,381      $ 14,948
                                                  ======         ======
======        ======        ======
Cumulative interest rate sensitivity gap        $ (9,634)     $ (21,617)     $
5,567      $ 14,948
                                                  ======         ======
======        ======        ======

Interest rate sensitivity gap ratio                 0.76           0.47
4.58          -
                                                  ======         ======
======        ======        ======

Cumulative interest rate sensitivity gap ratio      0.76           0.66
1.08          1.21
                                                  ======         ======
======        ======        ======


The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 58% of the loan portfolio is comprised of loans which are variable rate terms or short-term obligations.

Capability of the Company's Data Processing Software to Accommodate the
Year 2000

Like many financial institutions, the Company and its subsidiaries rely upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management of the Company has assessed the electronic systems, programs, applications, and other electronic components used in the operations of the Company and believes that the Company's hardware and software has been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

Investment Portfolio

Types of Investments. The amortized cost and approximate fair value of securities are as follows:


                                           Gross         Gross
                                         Amortized     Unrealized
Unrealized      Fair
                                           Cost          Gains          Losses
     Value

Securities Available for Sale
  December 31, 1997:
  U.S. Government and
    agency securities                   $  6,240       $   12         $   (5)
  $  6,247
  State and municipal securities           2,060           40              -
     2,100
  Equity securities                          482           42              -
       524
                                           -----        -----          -----
     -----
                                        $  8,782       $   94         $   (5)
  $  8,871
                                           =====        =====          =====
     =====

Securities Held for Investment
  December 31, 1997:
  U.S. Government and
    agency securities                   $  2,501       $    5         $   (6)
  $  2,500
  State and municipal securities           5,988          121             (2)
     6,107
  Mortgage-backed securities                 404            -             (3)
       401
                                           -----        -----          -----
     -----
                                        $  8,893       $  126         $  (11)
  $  9,008
                                           =====        =====          =====
     =====

Securities Available for Sale
  December 31, 1996:
  U.S. Government and
    agency securities                   $  6,283       $    7         $  (37)
  $  6,253
  State and municipal securities           2,060           23            (21)
     2,062
  Mortgage-backed securities                 708            -              -
       708
  Equity securities                          448           18              -
       466
                                           -----        -----          -----
     -----
                                        $  9,499       $   48         $  (58)
  $  9,489
                                           =====        =====          =====
     =====

Securities Held for Investment
  December 31, 1996:
  U.S. Government and
    agency securities                   $  6,532       $   17         $  (58)
  $  6,491
  State and municipal securities           4,469           37            (30)
     4,476
  Mortgage-backed securities                 483            -             (8)
       475
  Equity securities                            -            -              -
         -
                                          ------        -----          -----
    ------
                                        $ 11,484       $   54         $  (96)
  $ 11,442
                                          ======        =====          =====
    ======

<F1>
The Company does not have investments to one issuer totaling more than 10% of equity.

Maturities. The carrying amounts of investment securities in each category as of December 31, 1997 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years and (3) after five years through ten years.

                                                               U.S. Treasury and
                                         State and                 Other U.S.
                                         Political                 Government
                                        Subdivisions                Agencies

                                       Carrying    Yield       Carrying  Yield
                                        Amount     (1)(3)       Amount   (1)(2)
                                               ( Dollars in Thousands)
Maturity:
  One year or less                    $    465      4.12 %    $  1,249    5.33%
  After one year through five years      3,331      4.72         5,497    6.31
  After five years through ten years     3,593      4.88         2,002    7.11
  After ten years                          699      5.21             -       -
                                         -----                   -----
                                      $  8,088      4.80 %    $  8,748    6.35%
                                         =====                   =====

(1) Yields were computed using coupon interest, adding discount accretion, or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2) The above schedule excludes the carrying amounts of mortgage-backed securities of $404,255 which have portions that mature on a monthly basis and equity securities totaling $523,914, which have no contractual maturity.

(2) Yields on state and political subdivision securities have not been computed on a tax equivalent basis.

Loan Portfolio

Types of Loans. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans. Management is not aware of any additional concentrations.

                                                   December 31,
                                                1997         1996
                                             (Dollars in Thousands)


Commercial, financial, and agricultural     $  10,053     $  7,693
Real estate - construction                      1,422        5,276
Real estate - mortgage                         47,556       30,693
Consumer instalment and others                  8,803        7,623
                                               ------       ------
                                               67,834       51,285
Allowance for loan losses                        (837)        (707)
                                               ------       ------
Loans, net                                  $  66,997     $ 50,578
                                               ======       ======

Maturities and Sensitivity to Changes in Interest Rates. Total loans as of December 31, 1997 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                (Dollars in
                                                 Thousands)
Maturity:
One year or less                                 $ 33,003
After one year through five years                  34,570
After five years                                      261
                                                   ------
                                                 $ 67,834
                                                   ======

The following table summarizes loans at December 31, 1997 with due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                (Dollars in
                                                 Thousands)

Predetermined interest rates                    $ 28,392
Floating or adjustable interest rates              6,439
                                                  ------
                                                $ 34,831
                                                  ======

Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

Nonperforming Loans. The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                             December 31,
                                                        1997             1996
                                                       (Dollars in Thousands)

Loans accounted for on a nonaccrual basis              $  97            $ 127

Installment loans and term loans contractually
past due ninety days or more as to interest or
principal payments and still accruing                    172               75

Loans, the terms of which have been renegotiated
to provide a reduction or deferral of interest or
principal because of deterioration in the financial
position of the borrower                                   -                -

Loans now current about which there are serious
doubts as to the ability of the borrower to comply
with present loan repayment terms                          -                -



In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard, or special mention that have not been disclosed above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Any loans classified by regulatory authorities as loss have been charged off.

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

Following is a summary of the commitments outstanding at December 31, 1997 and 1996.

                                                             1997       1996
                                                        (Dollars in Thousands)

Commitments to extend credit                            $  14,074    $  6,194
Standby letters of credit                                     613         816
                                                           ------      ------
                                                        $  14,687    $  7,010
                                                           ======      ======


Summary of Loan Loss Experience

The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions, and other
relevant factors.   The Company's allowance for loan losses was approximately
$837,000 at December 31, 1997, representing 1.23% of year end total loans outstanding, compared with $707,000 at December 31, 1996, representing 1.38% of year end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 50% of the allowance should be allocated to real estate loans, 37% to commercial loans, and 13% to consumer loans as of December 31, 1997.

The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                              December 31,
                                                        1997              1996
                                                         (Dollars in Thousands)

 Average amount of loans outstanding               $  58,177         $  49,599
                                                      ======            ======
 Balance of reserve for possible loan losses
 at beginning of period                            $     707         $     634
                                                      ------            ------
 Charge-offs:
   Commercial, financial, and agricultural         $       -         $     (27)
   Consumer                                              (25)              (24)
   Real estate                                           (16)                -
 Recoveries:
   Consumer                                                1                 4
   Real estate                                             -                 -
                                                      ------            ------
     Net charge-offs                               $     (40)        $     (47)
                                                      ======            ======
 Additions to reserve charged to
  operating expenses                               $     170         $     120
                                                      ======            ======
 Balance of reserve for possible loan losses       $     837         $     707
                                                      ======            ======
 Ratio of net loan charge-offs to average loans         0.07%             0.09%
                                                      ======            ======

Deposits

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the periods indicated are presented below.

                                             Year Ended December 31,
                                            1997                   1996
                                     Amount      Rate       Amount      Rate
                                             (Dollars in Thousands)

Noninterest-bearing
  demand deposits                  $ 12,247         - %   $ 10,538         - %
Interest-bearing demand              13,007      3.46       10,762      3.76
Savings deposits                      9,363      4.89        8,021      4.77
Time deposits                        42,723      6.07       39,730      6.07
                                     ------                 ------
Total deposits                     $ 77,340               $ 69,051
                                     ======                 ======

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months, and (3) over twelve months.


                                                        (Dollars in
                                                         Thousands)

Three months or less                                     $  7,237
Over three months through twelve months                     9,612
Over twelve months                                          2,787
                                                           ------
Total                                                    $ 19,636
                                                           ======

Return on Assets and Shareholders' Equity

The following rate of return information for the periods indicated is presented below.

                                                Year Ended December 31,
                                                1997               1996

Return on assets (1)                            1.60 %             1.39 %
Return on equity (2)                           16.02              14.46
Dividend payout ratio (3)                      17.78              13.09
Equity to assets ratio (4)                      9.97               9.61


(1) Net income divided by average total assets.
(2) Net income divided by average equity.
(3) Dividends declared per share divided by diluted earnings per common share.
(4) Average equity divided by average total assets.

Supervision and Regulation

The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

General

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and, if applicable, its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a)it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b)it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c)it may merge or consolidate with any other bank holding company.


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

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
(the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (a) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (b) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. Beginning July 1, 1998, the number of de novo branches that may be established will no longer be limited.

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

If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.
See "--Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

At December 31, 1997, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to approximately $2,979,000.

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


The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 15.05% and 13.78%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.
All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December31, 1997 was 9.62%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The Bank was in compliance with applicable minimum capital requirements as of December31, 1997. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

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

The capital levels established for each of the categories are as follows:

                                Total                        Tier 1 Risk-
Capital Category             Tier 1 Capital     Risk-Based Capital   Based
Capital   Other
Well Capitalized                5% or more      10% or more          6% or more
     Not subject to
Adequately Capitalized          4% or more      8% or more           4% or more
     --
Undercapitalized                less than 4%    Less than 8%         Less than
4%    --
Significantly Undercapitalized  Less than 3%    Less than 6%         Less than
3%    --
Critically Undercapitalized     2% or less
                                tangible equity    --                     --
            --

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

At December31, 1997, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments

Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories:
(a)well capitalized; (b)adequately capitalized; and (c)undercapitalized.
These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).
An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a)a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b)an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c)a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry were imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's corporate office, the Bank, and the Data corporation are located at 854 Washington Street, Gainesville, Georgia. The Bank owns the building without encumbrance. This property consists of a two-story building which contains approximately 13,600 square feet of heated floor space. The Bank also owns two branch offices without encumbrance. The first branch office is located on Mundy Mill Road in south Hall County, and is a single story facility with approximately 3,000 square feet of heated floor space. The second branch office is located on Thompson Bridge Road in Gainesville, which opened as a branch office in February 1995, and contains approximately 3,300 square feet of heated floor space. The Company is currently constructing branch facilities on Cleveland Highway in Clermont. The branch will be a single story facility with approximately 2,000 square feet of heated floor space. The Company has incurred costs totaling $142,000 on the branch as of December 31, 1997 with approximately $266,000 in additional costs to complete.

Other than normal real estate commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, or affiliate or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

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

        (ii) On May 5, 1996, the Company issued 1,300 shares to an organizing director upon the exercise of a warrant to purchase shares of the Company's Common Stock at an exercise price of $10.00 per share; and

        (iii) On July 31, 1996, the Company issued 84,374 shares to organizing directors pursuant to a Warrant Exchange Plan. The Warrant Exchange Plan provided that organizing directors could exchange warrants for cash, stock, or a combination of cash and stock. All warrants not otherwise exchanged or exercised expired on July 31, 1996.

Other than as described above, the Company did not have any sales of unregistered securities during 1997, 1996, and 1995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

The response to this item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 31 through 39, and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders at pages 1 through 30, and are incorporated herein by reference:

Independent Auditors' Report

Financial Statements

Consolidated Balance Sheets dated as of December 31, 1997 and 1996

Consolidated Statements of Income for the years ended December 31, 1997 and 1996

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 22, 1998, under the headings, "Directors and Executive Officers - Election of Directors - Nominees and Continuing Directors," at pages 2 through 4, "Security Ownership of Certain Beneficial Owners and Management," at pages 7 through 10, and are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 22, 1998, under the heading, "Compensation of Executive Officers and Directors," at pages 4 through 7, and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 22, 1998, under the headings, "Security Ownership of Certain Beneficial Owners," at pages 7 through 10, and are incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 22, 1998, under the headings, "Certain Relationships and Related Transactions," at page 11, and "Compensation of Executive Officers and Directors," at pages 4 through 7, and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 10-KSB

(a) Exhibits

Exhibit Number          Exhibit

     3.1                Articles of Incorporation 1/

     3.2                Bylaws 1/

     4.1                Instruments Defining the Rights of Security Holders.
                        See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

     10.2*              Lanier Bankshares, Inc. 1990 Stock Option Plan 2/

     10.3               Form or Organizer's Stock Warrant Agreement 1/

     10.6               Form of Lanier Bankshares, Inc. Stock Option
                        Agreement 2/

     10.7 Lanier National Bank Director's Indexed Fee Continuation Program, effective March 13, 1995, and related form of Director Indexed Fee Continuation Program, Director Agreement, and related form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement 3/

     10.8               Lanier Bankshares, Inc. Warrant Exchange Plan dated
                        July 11, 1996 5/

     13.1 Lanier Bankshares, Inc. 1997 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1997 Annual Report to Shareholders is not deemed to be filed as part of this Report.

     21.1               Subsidiaries of Lanier Bankshares, Inc. 4/

     24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)

     27.1               Financial Data Schedule

(b) Reports on Form 8-K filed in the fourth quarter of 1995:  None

1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form S-18, registration
        No. 33-25402-A.

2/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-K for the year ended
        December 31, 1989.

3/ Incorporated herein by reference to exhibit of the same number in the Company's Annual report on Form 10-KSB for the year ended December 31, 1995.

4/ Incorporated herein by reference to exhibit of same number in the Company's Annual report on Form 10-KSB for the year ended
        December 31, 1994.

5/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended
        December 31, 1996.

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 LANIER BANKSHARES, INC.


                                              By:  /s/ Joseph D. Chipman, Jr.
                                                       Joseph D. Chipman, Jr.
                                                       President and Chief
                                                       Executive Officer


                                              Date:       March 18, 1998




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


/s/ John W. Browning, III, M.D.                         Date  March 18, 1998
John W. Browning III, M.D., Director

/s/ Joseph D. Chipman, Jr.                              Date  March 18, 1998
Joseph D. Chipman, Director, President, and
Chief Executive Officer

/s/ Lewis W. Coker                                      Date  March 18, 1998
Lewis W. Coker, Director

/s/ C. Edmondson Daniel                                 Date  March 18, 1998
C. Edmondson Daniel, Director

/s/ J. Austin Edmondson                                 Date  March 18, 1998
J. Austin Edmondson, Director

/s/ Jeffrey D. Hunt                                     Date  March 18, 1998
Jeffrey D. Hunt, Senior Vice President and
Secretary (Principal Financial and
Accounting Officer)

/s/ Jerry D. Jackson                                    Date  March 18, 1998
Jerry D. Jackson, Director

/s/ Ricky H. Pugh                                       Date  March 18, 1998
Ricky H. Pugh, Executive Vice President

/s/ R. Thomas Jarrard                                   Date  March 18, 1998
R. Thomas Jarrard, Director

/s/ Carlton W. Rogers, Sr.                              Date  March 18, 1998
Carlton W. Rogers, Sr., Director

/s/ Stewart Teaver                                      Date  March 18, 1998
Stewart Teaver, Director

/s/ Mike Wilson                                         Date  March 18, 1998
Mike Wilson, Director

                             EXHIBIT INDEX


                                                             Page Number in
Exhibit                                                       Sequentially
Number                          Exhibit                      Numbered Copy

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

10.8 Lanier Bankshares, Inc. Warrant Exchange Plan, dated July 11, 1996 5/

13.1    Lanier Bankshares, Inc. 1997 Annual Report to
        Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1997 Annual Report to
        Shareholders is not deemed to be filed as part of this Report.

21.1    Subsidiaries of Lanier Bankshares, Inc. 4/                      N/A

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

27.1    Financial Data Schedule.

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

5/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended
        December 31, 1996.

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-KSB.