Form 10QSB
period 1998-03-31
LANIER BANKSHARES INC
filed 1998-05-15
CIK 842898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB

                                    Mark One



            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended      March 31, 1998



[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT



     For the transition period from __________ to __________



                        Commission File Number:  0-12498

                            Lanier Bankshares, Inc.

                         (Exact name of small business
                      issuer as specified in its charter)





          Georgia                                          58-1814713

(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)






               854 Washington Street, Gainesville, Georgia 30503

                    (Address of principal executive offices)



                                 (770) 536-2265

                          (Issuer's telephone number)



                                      N/A

              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X      No




               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDING DURING THE PRECEDING FIVE YEARS



Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court. Yes           No



                      APPLICABLE ONLY TO CORPORATE ISSUERS



State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1998: 1,200,000; $1.00 par value.



Transitional Small Business Disclosure Format (Check One) Yes   No  X



                    LANIER BANKSHARES, INC. AND SUBSIDIARIES



                                     INDEX



                                                                     Page No.



PART I. FINANCIAL INFORMATION



        Item 1 - Financial Statements



           Consolidated Balance Sheet - March 31, 1998                  3

           Consolidated Statements of Income and Comprehensive
           Income - Three Months Ended March 31, 1998 and 1997          4

           Consolidated Statements of Cash Flows - Three
           Months Ended March 31, 1998 and 1997                      5 and 6


           Notes to Consolidated Financial Statements                   7

        Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9


PART II. OTHER INFORMATION

        Item 4 - Submission of Matters to a Vote of Security Holders    15

        Item 6 - Exhibits and Reports on Form 8-K                       15

        Signatures                                                      16



                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                         PART I - FINANCIAL INFORMATION

                        ITEM 1.     FINANCIAL STATEMENTS

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                  (Unaudited)

                         Assets

Cash and due from banks                                  $      4,224,595
Interest-bearing deposits in banks                                 46,400
Securities available-for-sale, at fair value                    7,746,170
Securities held-to-maturity (fair value $9,964,000)             9,847,170
Federal funds sold                                              3,800,000

Loans                                                          70,525,917
Less allowance for loan losses                                    875,765
                                                              -----------
          Loans, net                                           69,650,152
                                                              -----------

Premises and equipment                                          3,283,021
Other assets                                                    2,333,150
                                                              -----------
                                                         $    100,930,658
                                                              ===========
          Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                           $     13,540,618
    Interest-bearing demand                                    14,425,313
    Savings                                                    10,497,276
    Time                                                       49,501,733
                                                              -----------
          Total deposits                                       87,964,940
Obligation under capital lease                                     79,037
Other borrowings                                                1,993,197
Other liabilities                                               1,303,734
                                                              -----------
          Total liabilities                                    91,340,908
                                                              -----------
Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $1.00;
        10,000,000 shares authorized;
        1,237,826 shares issued                                 1,237,826
    Capital surplus                                             5,232,969
    Retained earnings                                           3,473,295
    Treasury stock, 37,826 shares                                (415,486)
    Accumulated other comprehensive income                         61,146
                                                              -----------
          Total common stockholders' equity                     9,589,750
                                                              -----------
                                                         $    100,930,658
                                                              ===========
See Notes to Consolidated Financial Statements.


                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                     1998               1997
Interest income
    Loans                                   $      1,850,274    $    1,392,153
    Taxable securities                               153,603           239,691
    Nontaxable securities                             93,551            76,773
    Federal funds sold                                24,649            17,554
    Deposits in banks                                    639               792
                                                   ---------         ---------
          Total interest income                    2,122,716         1,726,963
                                                   ---------         ---------
Interest expense
    Deposits                                         956,096           798,297
    Other borrowings                                  12,271             6,611
                                                        ---------      ---------
          Total interest expense                          968,367       804,908
                                                        ---------      ---------

          Net interest income                           1,154,349       922,055
Provision for loan losses                                  60,000        30,000
                                                        ---------      ---------
          Net interest income after provision for
             Loan Losses                                1,094,349       892,055
                                                        ---------      ---------
Other income
    Service charges on deposit accounts                   137,752       127,253
    Other operating income                                 40,719        20,596
                                                        ---------      ---------
                                                          178,471       147,849
                                                        ---------      ---------
Other expenses
    Salaries and employee benefits                        368,127       341,275
    Equipment and occupancy expenses                      103,215        99,022
    Other operating expenses                              160,038       151,754
                                                        ---------      ---------
                                                          631,380       592,051
                                                        ---------      ---------
          Income before income taxes                      641,440       447,853

Income tax expense                                        190,736       124,692
                                                        ---------      ---------
          Net income                                      450,704       323,161
                                                        ---------      ---------
Other comprehensive income, net of tax
    Unrealized gains (losses) on securities
      available-for-sale
      arising during period                                 2,508       (35,214)
                                                        ---------      ---------
          Comprehensive income                   $        453,212    $  287,947
                                                        =========     =========
Basic earnings per common share                  $           0.38    $    0.26
                                                        =========     =========
Diluted earnings per common share                $           0.37    $    0.26
                                                        =========     =========
Cash dividends per share of common stock         $            -      $       -
                                                        =========     =========
See Notes to Consolidated Financial Statements.


                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                         1998            1997
OPERATING ACTIVITIES                                   ---------       ---------
    Net income                                 $         450,704    $   323,161
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                      47,989         49,624
        Provision for loan losses                         60,000         30,000
       ( Increase) decrease in interest
          receivable                                     (37,094)        14,880
        Decrease in interest payable                     (66,011)       (91,635)
        Other operating activities                      (178,288)      (135,798)
                                                       ---------       ---------
              Net cash provided by
                operating activities                     277,300        190,232
                                                       ---------       ---------
INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing
      deposits in banks                                   (9,765)         4,755
    Purchases of securities available-for-sale        (1,707,178)      (321,135)
    Proceeds from maturities of securities
      available-for-sale                               2,835,000        276,744
    Purchases of securities held-to-maturity          (1,334,099)      (442,540)
    Proceeds from maturities of securities
      held-to-maturity                                   380,000             -
    Net (increase) decrease in Federal funds sold     (3,600,000)     1,100,000
    Net increase in loans                             (2,712,957)    (1,018,222)
    Purchase of premises and equipment                  (175,448)        (5,829)
                                                       ---------      ---------
          Net cash used in investing activities       (6,324,447)      (406,227)
                                                       ---------      ---------
FINANCING ACTIVITIES
    Net increase (decrease) in deposits                4,950,150     (1,207,378)
    Repayment of obligations under capital lease          (9,130)        (8,519)
    Net proceeds (repayment) of other borrowings       1,268,230         (2,118)
    Purchase of treasury stock                               -          (19,200)
                                                       ---------      ---------
          Net cash provided by (used in) financing     6,209,250     (1,237,215)

Net increase (decrease) in cash and due from banks       162,103     (1,453,210)

Cash and due from banks at beginning of period         4,062,492      5,380,072

Cash and due from banks at end of period       $       4,224,595    $ 3,926,862
                                                       ---------      ---------

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                 1998                  1997
                                               ---------            ---------
CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                           $     1,034,378    $         896,543

        Income taxes                       $        80,561    $           9,841

NONCASH TRANSACTIONS

    Unrealized (gains) losses on
          securities avail                 $        (3,361)   $          53,357


See Notes to Consolidated Financial Statements.



                    LANIER BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ended March
31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                          Three Months Ended March 31, 1998

                                          Net     Weighted-Average
                                        Income         Shares       Per share
                                      (Numerator)   (Denominator)     Amount
                                       ---------      ---------       -----

Basic EPS                             $ 450,704       1,200,000      $ 0.38
                                                                       ====
Effect of Dilutive
   Securities Stock options                   -          23,694
                                       ---------      ---------
Diluted EPS                           $ 450,704       1,223,694      $ 0.37
                                       =========      =========        ====

                                          Three Months Ended March 31, 1997

                                          Net     Weighted-Average
                                        Income         Shares       Per share
                                      (Numerator)   (Denominator)     Amount
                                       ---------      ---------       -----

Basic EPS                             $ 323,161       1,236,992      $ 0.26
                                                                       ====
Effect of Dilutive
   Securities Stock options                   -          18,954
                                        -------       ---------
Diluted EPS                           $ 323,161       1,255,946      $ 0.26
                                        =======       =========        ====


Weighted-average shares for March 31, 1997 have been adjusted for a 1 for 1 common stock split declared in the first quarter of 1998.



                    LANIER BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Income and Comprehensive Income.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its subsidiaries, Lanier National Bank and Lanier Data Corporation during the periods included in the accompanying consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, were satisfactory.

At March 31, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                          Actual
                                ----------------------------
                                  Lanier             Lanier          Regulatory
                                Bankshares,         National         Requirement
                                   Inc.               Bank
                                ----------          --------         -----------

Leverage capital ratios               9.87  %            9.66  %         4.00  %

Risk-based capital ratios:

  Core capital                       13.89              13.60            4.00

  Total capital                      15.14              14.85            8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                             March 31,       December 31,
                               1998            1997          Increase (Decrease)
                            (Dollars in Thousands)         Amount        Percent
                              ------          ------       -----         -------
Cash and due from banks      $ 4,225         $ 4,062         $ 163        4.01 %

Interest-bearing deposits
  in banks                        46              37             9       24.32

Securities                    17,594          17,764          (170)      (0.96)

Federal funds sold             3,800             200         3,600    1,800.00

Loans                         69,650          66,997         2,653        3.96

Premises and equipment         3,283           3,156           127        4.02

Other assets                   2,333           2,256            77        3.41
                             -------          ------         -----
                           $ 100,931        $ 94,472       $ 6,459        6.84
                             =======          ======         =====
Deposits                   $  87,965        $ 83,015       $ 4,950        5.96 %

Other borrowings               2,072             813         1,259      154.86

Other liabilities              1,304           1,507          (203)     (13.47)

Stockholders' equity           9,590           9,137           453        4.96
                             -------          ------         -----
                           $ 100,931        $ 94,472       $ 6,459        6.84
                             =======          ======         =====

As indicated in the above table, the Company's total assets grew at a rate of 6.84%. Deposits grew at a rate of 5.96%. Coupled with increased other borrowings, this growth funded loan growth of 3.96%. The excess funds were temporarily invested in Federal funds sold in anticipation of increased loan demand.

Results of Operations For The Three Months Ended March 31, 1998
and 1997

Following is a summary of the Company's operations for the periods indicated.

                                  Three Months Ended
                                       March 31,
                                  1998          1997    Increase (Decrease)
                                (Dollars in Thousands)   Amount    Percent
                                  -----        -----      ----
Interest income                 $ 2,123      $ 1,727     $ 396     22.93 %

Interest expense                    968          805       163     20.25
                                  -----        -----       ---
Net interest income               1,155          922       233     25.27

Provision for loan losses            60           30        30    100.00

Other income                        178          148        30     20.27

Other expense                       631          592        39      6.59
                                  -----        -----       ---
Pretax income                       642          448       194     43.30

Income taxes                        191          125        66     52.80
                                  -----        -----       ---
Net income                          451          323       128     39.63
                                  =====        =====       ===

As indicated in the above table, the Company's net interest income has increased by $233,000 during the first quarter of 1998 as compared to the same period in 1997. The Company's net interest margin increased to 5.17% during the first quarter of 1998 as compared to 5.07% for the previous year. These increases are due primarily to increases in average interest-earning assets.

The provision for loan losses increased by $30,000 during the first quarter of 1998 as compared to the same period in 1998. This increase is due to net loan growth as the Company had minimal charge-offs during the first quarter of 1998. The Company's reserve for loan losses amounted to 1.24% at March 31, 1998 as compared to 1.23% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1998 and 1997 is as follows:

                                                        March 31,
                                                  1998            1997
                                                 (Dollars in Thousands)

Nonaccrual loans                                 $ 121           $ 143

Loans contractually past due ninety days
 or more as to interest or principal
 payments and still accruing                        43              84

Restructured loans                                   -               -

Loans, now current about which there are
 serious doubts as to the ability of the
 borrower to comply with loan repayment terms        -               -

Interest income that would have been recorded
 on nonaccrual and restructured loans under
 original terms                                     11              14

Interest income that was recorded on
 nonaccrual and restructured loans                   -               -


It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 1998 and 1997 is as follows:


                                                Three Months Ended
                                                     March 31,

                                                1998          1997
                                              (Dollars in Thousands)

Average amount of loans outstanding          $ 68,931      $ 51,569
                                               ======        ======
Balance of allowance for loan losses
 at beginning of period                      $    837      $    707
                                               ------        ------
Loans charged off
  Commercial and financial                   $      -      $      -
  Real estate mortgage                              -             -
  Instalment                                      24             2
                                               ------       -------
                                                   24             2
                                               ------       -------

Loans recovered
  Commercial and financial                          -             -
  Real estate mortgage                              -             -
  Instalment                                        2             1
                                               -------       -------
                                                    2             1
                                               -------       -------

Net charge-offs                                    22             1
                                               -------       -------
Addition to allowance charged to operating
 expense during period                             60            30
                                               -------       -------
                                               $  875        $  736
                                               =======       =======

Ratio of net loans charged off during
 the period to average loans outstanding          .03%          .01%
                                               =======       =======



Other income has increased during the first quarter of 1998 as compared to the same period in 1997 by $30,000 due to an increase in service charges of $10,000 and other miscellaneous revenues of $20,000.

Other expenses increased during the first quarter of 1998 as compared to the same period in 1997 by $39,000. Increased salaries and employee benefits of $27,000 accounted for the majority of the increase.

The Company's provision for income taxes increased by $66,000 during the first quarter of 1998 as compared to the same period in 1997 due to higher pre-tax income. The Company's effective tax rate increased to 29.7% for the first quarter of 1998 as compared to 27.8% for the quarter of 1997.



Capability of Data Processing Software to Accommodate the Year 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management has assessed the electronic systems, programs, applications, and other electronic components used in operations and believes that the Company's hardware and software have been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonable likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.





                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits
                27.  Financial Data Schedule

        (b)     Reports on Form 8-K

                None

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


                                    LANIER BANKSHARES, INC.


                                    BY: /s/ Joseph D. Chipman, Jr.
                                        Joseph D. Chipman, Jr.
                                        President and Chief Executive
                                        Officer (Principal Executive Officer)

                                    BY: /s/ Jeffrey D. Hunt
                                        Jeffrey D. Hunt, Senior Vice President,
                                        Operations (Principal Financial and
                                        Accounting Officer)

                                    DATE: March 12, 1998