Form 10QSB
period 1998-06-30
LANIER BANKSHARES INC
filed 1998-08-12
CIK 842898

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1998

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                        Commission File Number: 0-12498

                            Lanier Bankshares, Inc.
                -----------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Georgia                                    58-1814713
 -----------------------------------                -----------------------
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                     Identification No.)


                  854 Washington Street, Gainesville, Georgia 30503
                -----------------------------------------------------
                      (Address of principal executive offices)

                                (770) 536-2265
                         ----------------------------
                          (Issuer's telephone number)

                                      N/A
      --------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                                     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No
                                                  ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1998: 1,200,000; $1.00 par value.

Transitional Small Business Disclosure Format (Check One) Yes       No   X
                                                              ---

                   LANIER BANKSHARES, INC. AND SUBSIDIARIES



--------------------------------------------------------------------------------

                                     INDEX
                                     -----
                                                                        Page No.
                                                                        --------
PART I.    FINANCIAL INFORMATION

           Item 1 - Financial Statements

              Consolidated Balance Sheet - June 30, 1998                       3

              Consolidated Statements of Income and Comprehensive
               Income - Three Months Ended June 30, 1998 and 1997
               and Six Months Ended June 30, 1998 and 1997                     4

              Consolidated Statements of Cash Flows - Six
               Months Ended June 30, 1998 and 1997                       5 and 6

              Notes to Consolidated Financial Statements                       7

           Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   10


PART II.   OTHER INFORMATION

           Item 4 - Submission of Matters to a Vote of Security Holders       16

           Item 6 - Exhibits and Reports on Form 8-K                          16

           Signatures                                                         17

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998
                                   (Unaudited)

                                    Assets
                                    ------
Cash and due from banks                                          $    5,684,737
Interest-bearing deposits in banks                                       84,370
Securities available-for-sale, at fair value                          8,954,423
Securities held-to-maturity (fair value $10,784,000)                 10,673,732
Federal funds sold                                                    2,700,000
Loans                                                                72,993,503
Less allowance for loan losses                                          923,692
                                                                ----------------
     Loans, net                                                      72,069,811
                                                                ----------------
Premises and equipment                                                3,567,025
Other assets                                                          3,013,039
                                                                ----------------
                                                                 $  106,747,137
                                                                ================
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Deposits
  Noninterest-bearing demand                                     $   15,331,358
  Interest-bearing demand                                            16,205,347
  Savings                                                            10,118,376
  Time                                                               52,246,633
                                                                ----------------
     Total deposits                                                  93,901,714
Obligation under capital lease                                           69,747
Other borrowings                                                      1,524,845
Other liabilities                                                     1,372,979
                                                                ----------------
     Total liabilities                                               96,869,285
                                                                ----------------
Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $1.00; 10,000,000 shares
      authorized; 1,237,826 shares issued                             1,237,826
    Capital surplus                                                   5,232,969
    Retained earnings                                                 3,766,148
    Treasury stock, 37,826 shares                                      (415,486)
    Accumulated other comprehensive income                               56,395
                                                                ----------------
     Total common stockholders' equity                                9,877,852
                                                                ----------------
                                                                 $  106,747,137
                                                                ================


The accompanying notes are an integral part of these consolidated financial statements.

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED JUNE 30, 1998 AND 1997 AND
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (Unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                            ----------------------------      ----------------------------
                                                               1998              1997            1998             1997
                                                            -----------      -----------      -----------      -----------
Interest Income
   Loans                                                    $ 1,962,582      $ 1,481,745      $ 3,812,856      $ 2,873,898
   Taxable securities                                           159,791          238,260          313,394          478,712
   Nontaxable securities                                        105,275           78,571          198,826          155,344
   Federal funds sold                                            30,623           29,625           55,272           47,179
   Deposits in banks                                                367               -             1,006               -
                                                            -----------      -----------      -----------      -----------
       Total interest income                                  2,258,638        1,828,201        4,381,354        3,555,133
                                                            -----------      -----------      -----------      -----------

Interest expense
   Deposits                                                   1,023,784          840,367        1,979,880        1,638,664
   Other borrowings                                              13,389           10,628           25,660           17,237
                                                            -----------      -----------      -----------      -----------
       Total interest expense                                 1,037,173          850,993        2,006,540        1,855,901
                                                            -----------      -----------      -----------      -----------
       Net interest income                                    1,221,465          977,208        2,376,814        1,899,232
Provision for loan losses                                        60,000           30,000          120,000           60,000
                                                            -----------      -----------      -----------      -----------
       Net Interest income after
       provision for loan losses                              1,181,485          947,208        2,255,814        1,839,232
                                                            -----------      -----------      -----------      -----------

Other Income
   Service charges on deposit accounts                          135,510          127,138          273,262          254,391
   Other operating income                                        37,351           36,768           78,070           57,364
   Gain on sale of securities available-for-sale                     -                -                -                31
                                                            -----------      -----------      -----------      -----------
                                                                172,861          163,906          351,332          311,786
                                                            -----------      -----------      -----------      -----------

Other expenses
   Salaries and employee benefits                               386,283          341,923          754,410          683,198
   Equipment and occupancy expenses                              97,428          112,250          200,643          211,272
   Other operating expenses                                     188,690          179,979          348,728          331,733
                                                            -----------      -----------      -----------      -----------
                                                                672,401          834,152        1,303,781        1,226,203
                                                            -----------      -----------      -----------      -----------
       Income before income taxes                               661,925          476,962        1,303,365          924,815

Income tax expense                                              201,073          154,625          391,809          279,317
                                                            -----------      -----------      -----------      -----------
       Net income                                               460,852          322,337          811,556          645,498
                                                            -----------      -----------      -----------      -----------

Other comprehensive income (loss):
  Unrealized gains (losses) on securities
   available-for-sale arising during period, net of tax          (4,751)          86,579           (2,243)          31,365
                                                            -----------      -----------      -----------      -----------

      Comprehensive Income                                  $   456,101      $   388,916      $   909,313      $   876,863
                                                            ===========      ===========      ===========      ===========
Basic earnings per common share                             $      0.38      $      0.26      $      0.76      $      0.52
                                                            ===========      ===========      ===========      ===========
Diluted earnings per common share                           $      0.38      $      0.26      $      0.75      $      0.51
                                                            ===========      ===========      ===========      ===========
Cash dividends per share of common stock                    $      0.14      $        -       $      0.14      $        -
                                                            ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                                1998            1997
                                                                           -------------    -------------

OPERATING ACTIVITIES
  Net income                                                               $     911,556    $     645,498
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                                  88,193          101,982
    Provision for loan losses                                                    120,000           60,000
    Net realized gains on securities available-for-sale                               -               (31)
    Increase in interest receivable                                             (120,058)         (40,383)
    Decrease in interest payable                                                  (3,923)         (93,513)
    Other operating activities                                                  (331,039)        (171,100)
                                                                           -------------    -------------

       Net cash provided by operating activities                                 664,729          502,453
                                                                           -------------    -------------

INVESTING ACTIVITIES
  Increase in interest-bearing deposits in banks                                 (47,735)              -
  Purchases of securities available-for-sale                                  (3,925,198)      (1,068,572)
  Proceeds from sales of securities available-for-sale                                -           248,359
  Proceeds from maturities of securities available-for-sale                    3,835,000          697,438
  Purchases of securities held-to-maturity                                    (3,410,661)        (442,640)
  Proceeds from maturities of securities held-to-maturity                      1,630,000          779,244
  Net increase in Federal funds sold                                          (2,500,000)        (900,000)
  Net increase in loans                                                       (5,192,616)      (3,767,019)
  Purchase of premises and equipment                                            (499,656)         (73,422)
  Payment of life insurance premiums                                            (600,000)              -
                                                                           -------------    -------------

       Net cash used in investing activities                                 (10,710,866)      (4,526,512)
                                                                           -------------    -------------

FINANCING ACTIVITIES
  Net increase in deposits                                                    10,886,924        2,600,648
  Repayment of obligations under capital lease                                   (18,420)         (17,186)
  Net proceeds of other borrowings                                               799,878           43,826
  Purchase of treasury stock                                                          -           (41,200)
                                                                           -------------    -------------

       Net cash provided by financing activities                              11,668,382        2,585,988
                                                                           -------------    -------------

Net increase (decrease) in cash and due from banks                             1,622,245       (1,438,071)

Cash and due from banks at beginning of period                                 4,062,492        5,433,227
                                                                           -------------    -------------

Cash and due from banks at end of period                                   $   5,684,737    $   3,995,156
                                                                           =============    =============

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                                1998              1997
                                                                           -------------     -------------

CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                               $   2,009,463     $   1,749,414

    Income taxes                                                           $     409,000     $     263,300

NONCASH TRANSACTIONS

   Unrealized (gains) losses on securities available-for-sale              $       3,451     $     (47,521)



The accompanying notes are an Integral part of these consolidated financial statements.

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

           The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.    EARNINGS PER COMMON SHARE

           The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):



                                         Three Months Ended June 30, 1998
                               -------------------------------------------------
                                     Net       Weighted-Average
                                   Income           Shares            Per share
                                 (Numerator)    (Denominator)          Amount
                               -------------   ----------------     ------------

              Basic EPS          $ 460,852         1,200,000        $       0.38
                                                                    ============
              Effect of
               Dilutive
               Securities
                 Stock options         -              23,694
                                 ---------       -----------
              Diluted EPS        $ 460,852         1,223,694        $       0.38
                                 =========       ===========        ============

                                         Three Months Ended June 30, 1997
                               -------------------------------------------------
                                     Net       Weighted-Average
                                   Income           Shares            Per share
                                 (Numerator)    (Denominator)          Amount
                               -------------  -----------------     ------------

              Basic EPS            $ 322,337       1,235,652        $       0.26
                                                                    ============
              Effect of
               Dilutive
               Securities
                Stock options              -          18,954
                               -------------  -----------------
              Diluted EPS          $ 322,337       1,254,606        $       0.26
                               =============  =================     ============

                   LANIER BANKSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 2.    EARNINGS PER COMMON SHARE (Continued)



                                     Six Months Ended June 30, 1998
                             ---------------------------------------------------
                                    Net        Weighted-Average
                                  Income           Shares             Per share
                                (Numerator)     (Denominator)          Amount
                             --------------    ----------------    -------------

             Basic EPS          $  911,556           1,200,000     $        0.76
                                                                   =============
             Effect of
              Dilutive
              Securities
                Stock options          -                23,694

                               ------------        ------------
             Diluted EPS        $  911,556           1,223,694     $        0.75
                               ============        ============    =============

                                     Six Months Ended June 30, 1997
                             ---------------------------------------------------
                                    Net        Weighted-Average
                                  Income           Shares             Per share
                                (Numerator)     (Denominator)          Amount
                             --------------    ----------------    -------------

             Basic EPS          $  645,498           1,236,380     $        0.52
                                                                   =============
             Effect of
              Dilutive
              Securities
                Stock options          -                18,954
                               ------------        ------------
              Diluted EPS       $  645,498           1,255,334     $        0.51
                               ============        ============    =============


           Weighted-average shares for the periods ending June 30, 1997 have been adjusted for a 1 for 1 common stock split declared in the first quarter of 1998.

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

           The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for changes in the fair value of derivative instruments (gains and losses) depends on the intended use of the derivative. Designated uses are fair value hedges, cash flow hedges, and foreign currency hedges. The effective date of this statement is for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed the impact that this statement will have on the financial statements.

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

           Liquidity and Capital Resources

           As of June 30, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, were satisfactory.

           At June 30, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                  Actual
                                          -----------------------


                                             Lanier       Lanier
                                           Bankshares,   National     Regulatory
                                              Inc.         Bank      Requirement
                                          ------------   --------    -----------

             Leverage capital ratios          9.55 %       9.35 %       4.00 %
             Risk-based capital ratios:
               Core capital                  13.45        13.19         4.00
               Total capital                 14.69        14.44         8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:




                                                     June 30,         December 31,
                                                      1998                1997                    Increase (Decrease)
                                                  ---------------    ----------------     -----------------------------------
                                                        (Dollars in Thousands)                Amount             Percent
                                                  -----------------------------------     --------------    -----------------
 Cash and due from banks                          $        5,685     $         4,062      $       1,623            39.96 %
 Interest-bearing deposits in banks                           84                  37                 47           127.03
 Securities                                               19,628              17,764              1,864            10.49
 Federal funds sold                                        2,700                 200              2,500         1,250.00
 Loans, net                                               72,070              66,997              5,073             7.57
 Premises and equipment                                    3,567               3,156                411            13.02
 Other assets                                              3,013               2,256                757            33.55
                                                  ---------------    ----------------     --------------
                                                  $      106,747     $        94,472      $      12,275            12.99
                                                  ===============    ================     ==============

 Deposits                                         $       93,902     $        83,015      $      10,887            13.11 %
 Other borrowings                                          1,594                 813                781            96.06
 Other liabilities                                         1,373               1,507               (134)           (8.89)
 Stockholders' equity                                      9,878               9,137                741             8.11
                                                  ---------------    ----------------     --------------
                                                  $      106,747     $        94,472      $      12,275            12.99
                                                  ===============    ================     ==============


As indicated in the above table, the Company's total assets grew at a rate of 12.99%. Deposits grew at a rate of 13.11%. Coupled with increased other borrowings, this growth funded loan growth of 7.57%. The excess funds were invested in Federal funds sold and securities in anticipation of increased loan demand.

Results of Operations For The Three Months Ended June 30, 1998 and 1997 and for the Six Months Ended June 30, 1998 and 1997


Following is a summary of the Company's operations for the periods indicated.


                                                          Three Months Ended
                                                               June 30,
                                                 --------------------------------------
                                                        1998                 1997                 Increase (Decrease)
                                                 -----------------    -----------------   -----------------------------------
                                                        (Dollars in Thousands)                 Amount            Percent
                                                 --------------------------------------   ---------------    ----------------
 Interest income                                 $          2,259     $          1,828    $          431            23.58 %
 Interest expense                                           1,037                  851               186            21.86
 Net interest income                                        1,222                  977               245            25.08
 Provision for loan losses                                     60                   30                30           100.00
 Other income                                                 173                  164                 9             5.49
 Other expense                                                673                  634                39             6.15
 Pretax income                                                662                  477               185            38.78
 Income taxes                                                 201                  155                46            29.68
 Net income                                                   461                  322               139            43.17

                                                           Six Months Ended
                                                               June 30,
                                                 --------------------------------------
                                                        1998                 1997                 Increase (Decrease)
                                                 -----------------    -----------------   -----------------------------------
                                                        (Dollars in Thousands)                 Amount            Percent
                                                 --------------------------------------   ---------------    ----------------
 Interest income                                 $          4,381     $          3,555    $          826            23.23 %
 Interest expense                                           2,005                1,656               349            21.07
 Net interest income                                        2,376                1,899               477            25.12
 Provision for loan losses                                    120                   60                60           100.00
 Other income                                                 351                  312                39            12.50
 Other expense                                              1,303                1,227                76             6.19
 Pretax income                                              1,304                  924               380            41.13
 Income taxes                                                 392                  279               113            40.50
 Net income                                                   912                  645               267            41.40


As indicated in the above tables, the Company's net interest income has increased by $245,000 and $477,000 for the three and six month periods in 1998 as compared to the same periods in 1997. The Company's net interest margin increased to 5.21% during the first six months of 1998 as compared to 5.07% for the previous year. These increases are due primarily to increases in average interest-earning assets.

The provision for loan losses increased by $30,000 and $60,000 for the three and six month periods in 1998 as compared to the same periods in 1997. This increase is due to net loan growth and increased net charge-offs of $31,000. The Company's allowance for loan losses to total loans amounted to 1.27% at June 30, 1998 as compared to 1.23% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value. The Company had no other real estate owned at June 30, 1998 or December 31, 1997.

Information with respect to nonaccrual, past due, and restructured loans at June 30, 1998 and 1997 is as follows:

                                                                                           June 30,
                                                                               ---------------------------------
                                                                                     1998              1997
                                                                               ---------------   ---------------
                                                                                     (Dollars in Thousands)
                                                                               ---------------------------------
 Nonaccrual loans                                                              $          110    $          118
 Loans contractually past due ninety days or more as to interest
    or principal payments and still accruing                                              933                63
 Restructured loans                                                                         -                 -
 Loans, now current about which there are serious doubts as to the
    ability of the borrower to comply with loan repayment terms                             -                 -
 Interest income that would have been recorded on nonaccrual
    and restructured loans under original terms                                             5                 6
 Interest income that was recorded on nonaccrual and restructured loans                     -                 -


It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. The increase in loans contractually past due ninety days or more and still accruing interest is due primarily to a real estate loan to a group of family-related borrowers. Management believes that this loan does not meet either of the criteria for discontinuance of interest accrual.

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

Information regarding certain loans and allowance for loan loss data through June 30, 1998 and 1997 is as follows:

                                                           Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                           1998         1997
                                                       -----------   -----------
                                                         (Dollars in Thousands)
                                                       -------------------------

Average amount of loans outstanding                    $   70,373    $   52,955
                                                       ===========   ===========

Balance of allowance for loan losses at beginning
 of period                                             $      837    $      707
                                                       ----------    -----------

Loans charged off
    Commercial and financial                           $        1   $       -
    Real estate mortgage                                       -            -
    Instalment                                                 35             3
                                                       -----------   -----------
                                                               36             3
                                                       -----------   -----------

 Loans recovered
    Commercial and financial                                   -            -
    Real estate mortgage                                       -            -
    Instalment                                                  3             1
                                                       -----------   -----------
                                                                3             1
                                                       -----------   -----------

Net charge-offs                                                33             2
                                                       -----------   -----------

Additions to allowance charged to operating
  expense during period                                       120            60
                                                       -----------   -----------

Balance of allowance for loan losses at end
  of period                                            $      924    $      765
                                                       ===========   ===========

Ratio of net loans charged off during the period
  to average loans outstanding                               .05%          .01%
                                                       ===========   ===========


Other income has increased for the three and six month periods in 1998 as compared to the same periods in 1997 by $9,000 and $39,000. Increased service charges of $8,000 and $19,000 and other miscellaneous revenues of $1,000 and $20,000 accounted for the increases.

Other expenses increased for the three and six month periods in 1998 as compared to the same periods in 1997 by $39,000 and $76,000. Increased salaries and employee benefits of $44,000 and $71,000 accounted for the majority of the increase.

The Company's provision for income taxes increased by $46,000 and $113,000 for the three and six month periods in 1998 as compared to the same periods in 1997 due to higher pre-tax income. The Company's effective tax rate decreased to 30.1% for the first six months of 1998 as compared to 30.2% for the first six months of 1997.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

The Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions.

The Company has conducted a comprehensive review of its computer systems, programs, applications, and other electronic components used in the operations of the Company to identify the areas that should be affected by the Year 2000 issue, and has developed a plan to identify non-compliant components. This is a continuing process as testing will be performed throughout the remainder of 1998 and 1999. Based on the review of computer and other components, management does not believe the cost of compliance will be material to the Company's financial statements, although there can be no assurances in this regard. Management also believes that the Company is in substantial compliance with regulatory timetable requirements regarding the year 2000 issue. Because the Company's data processing subsidiary, Lanier Data Corporation, processes only for the Bank, there is no additional Year 2000 risk associated with the providing of data processing services to outside customers.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           The annual meeting of the stockholders of Lanier Bankshares, Inc. was held on April 22, 1998. A total of 457,506 of the shares issued and outstanding registered for the meeting either in person or by proxy. The stockholders voted and approved the election of Class II directors. The results of the election were as follows:

                                     For       Against         Abstained
                                     ---       -------         ---------
           Class II Directors

           J. Austin Edmondson      457,506      -                -
           Jerry D. Jackson         457,506      -                -
           R. Thomas Jarrard        457,506      -                -



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


                                        LANIER BANKSHARES, INC.



                                        BY:  /s/ Joseph D. Chipman, Jr.
                                           -------------------------------------
                                           Joseph D. Chipman, Jr. President and
                                           Chief Executive Officer (Principal
                                           Executive Officer)



                                        BY: /s/ Jeffrey D. Hunt
                                           -------------------------------------
                                           Jeffrey D. Hunt, Senior Vice
                                           President, Operations (Principal
                                           Financial and Accounting Officer)


                                        DATE:
                                             -----------------------------------