Form 10QSB
period 1998-09-30
LANIER BANKSHARES INC
filed 1998-11-16
CIK 842898

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission File Number: 0-12498
                             Lanier Bankshares, Inc.
    -----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



                 Georgia                                 58-1814713
    ---------------------------------               ---------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                 Identification No.)



               854 Washington Street, Gainesville, Georgia 30503
           ---------------------------------------------------------
                    (Address of principal executive offices)


                                (770) 536-2265
                      -----------------------------------
                          (Issuer's telephone number)

                                       N/A
 ------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1998: 1,200,000; $1.00 par value.

Transitional Small Business Disclosure Format (Check One) Yes       No X
                                                             ---      ---

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------

                                     INDEX
                                     -----
                                                                        Page No.
                                                                        -------
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

              Consolidated Balance Sheet - September 30, 1998                3

              Consolidated Statements of Income and Comprehensive
                 Income - Three Months Ended September 30, 1998 and 1997
                 and Nine Months Ended September 30, 1998 and 1997           4

              Consolidated Statements of Cash Flows - Nine
                Months Ended September 30, 1998 and 1997               5 and 6

              Notes to Consolidated Financial Statements                     7

          Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 10


PART II. OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders      16

          Item 6 - Exhibits and Reports on Form 8-K                         16

          Signatures                                                        17

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (Unaudited)

                                              Assets
                                              ------
Cash and due from banks                                                                             $         4,476,835
Interest-bearing deposits in banks                                                                               60,999
Securities available-for-sale, at fair value                                                                 10,010,060
Securities held-to-maturity (fair value $12,482,000)                                                         12,211,110
Federal funds sold                                                                                            3,300,000

Loans                                                                                                        74,618,044
Less allowance for loan losses                                                                                  995,919
                                                                                                    -------------------
     Loans, net                                                                                              73,622,125
                                                                                                    -------------------

Premises and equipment                                                                                        3,520,160
Other assets                                                                                                  3,063,347
                                                                                                    -------------------

                                                                                                    $       110,264,626
                                                                                                    ===================
                                Liabilities and Stockholders' Equity
                                ------------------------------------

Deposits
  Noninterest-bearing demand                                                                        $        14,815,252
  Interest-bearing demand                                                                                    18,094,535
  Savings                                                                                                    11,051,180
  Time                                                                                                       53,016,593
                                                                                                    -------------------
     Total deposits                                                                                          96,977,560
Obligation under capital lease                                                                                   60,294
Other borrowings                                                                                              1,462,870
Other liabilities                                                                                             1,429,014
                                                                                                    -------------------
     Total liabilities                                                                                       99,929,738
                                                                                                    -------------------
Commitments and contingent liabilities

Stockholders' equity
   Common stock, par value $1.00; 10,000,000 shares authorized;
     1,237,826 shares issued                                                                                  1,237,826
   Capital surplus                                                                                            5,230,107
   Retained earnings                                                                                          4,196,595
   Treasury stock, 37,826 shares                                                                               (419,024)
   Accumulated other comprehensive income                                                                        89,384
                                                                                                    -------------------
      Total common stockholders' equity                                                                      10,334,888
                                                                                                    -------------------
                                                                                                    $       110,264,826
                                                                                                    ===================

The accompanying notes are an integral part of these consolidated financial statements.

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (Unaudited)

                                                                Three Months Ended                 Nine Month. Ended
                                                                   September 30,                     September 30,
                                                             ---------------------------       ----------------------------
                                                                1998            1997              1998             1997
                                                             -----------    ------------       -----------      -----------
Interest income
   Loans                                                     $ 2,013,888    $  1,670,162       $ 5,826,744      $ 4,544,060
   Taxable securities                                            171,562         216,948           484,956          595,860
   Nontaxable securities                                         124,122          78,413           322,948          233,757
   Federal funds sold                                             46,516           3,729           101,788           50,908
   Deposits in banks                                                 845               -             1,951                -
                                                             -----------    ------------       -----------      -----------
        Total interest income                                  2,356,933       1,969,252         6,738,287        5,524,385
                                                             -----------    ------------       -----------      -----------

Interest expense
   Deposits                                                    1,100,689         895,910         3,080,569        2,534,574
   Other borrowings                                               28,418           7,794            54,078           25,031
                                                             -----------    ------------       -----------      -----------
       Total Interest expense                                  1,129,107         903,704         3,134,647        2,559,605
                                                             -----------    ------------       -----------      -----------
       Net interest income                                     1,227,826       1,065,548         3,603,640        2,964,780
Provision for loan losses                                         90,000          50,000           210,000          110,000
                                                             -----------    ------------       -----------      -----------
       Net interest income after
         provision for loan Losses                             1,137,826       1,015,548         3,393,640        2,854,780
                                                             -----------    ------------       -----------      -----------
Other Income
   Service charges on deposit accounts                           132,013         133,711           405,275          388,102
   Other operating income                                         35,893          28,902           113,963           86,266
   Gain on sale of securities available-for-sale                       -           6,056                 -            6,087
                                                             -----------    ------------       -----------      -----------
                                                                 167,906         168,669           519,238          480,455
                                                             -----------    ------------       -----------      -----------

Other expenses
   Salaries end employee benefits                                399,284         346,860         1,153,674        1,030,056
   Equipment end occupancy expenses                              111,201         100,049           311,844          311,321
   Other operating expenses                                      183,159         163,210           531,887          494,943
                                                             -----------    ------------       -----------      -----------
                                                                 693,624         610,119         1,997,405        1,838,322
                                                             -----------    ------------       -----------      -----------

          Income before income taxes                             612,108         574,098         1,915,473        1,498,913

Income tax expense                                               181,660         183,522           573,469          442,839
                                                             -----------    ------------       -----------      -----------
          Net income                                             430,448         410,576         1,342,004        1,056,074
                                                             -----------    ------------       -----------      -----------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities
     available-for-sale arising during period, net of tax         32,989          19,804            30,746           51,188
    Less: reclassification adjustment for gains
     included in net income, net of tax                                -          (3,755)                -           (3,774)
                                                             -----------    ------------       -----------      -----------
    Total other comprehensive income                              32,988          18,049            30,740           47,414
                                                             -----------    ------------       -----------      -----------
          Comprehensive Income                               $   463,437    $    426,625       $ 1,372,750      $ 1,103,488
                                                             ===========    ============       ===========      ===========
Basic earnings per common share                              $      0.36    $       0.33       $      1.12      $      0.86
                                                             ===========    ============       ===========      ===========
Diluted earnings par common share                            $      0.35    $       0.33       $     1 .09      $      0.84
                                                             ===========    ============       ===========      ===========
Cash dividends per share of common stock                     $      0.14    $       0.08       $      0.14      $      0.08
                                                             ===========    ============       ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                              1998                     1997
                                                                          ------------             ------------
OPERATING ACTIVITIES
   Net income                                                             $  1,342,004             $  1,056,074
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                              137.780                  149,656
     Provision for loan losses                                                 210,000                  110,000
     Net realized gains on securities available-for-sale                             -                   (6,087)
     increase in interest receivable                                           (91,096)                 (27,690)
     Increase in interest payable                                              162,579                   14,881
     Other operating activities                                               (372,779)                (212,377)
                                                                          ------------             ------------

           Net cash provided by operating activities                         1,399,488                1,084,457
                                                                          ------------             ------------

INVESTING ACTIVITIES
   Increase in interest-bearing deposits in banks                              (24,364)                       -
   Purchases of securities available-for-sale                               (7,927,844)              (2,136,112)
   Proceeds from sales of securities available-for-sale                              -                  699,319
   Proceeds from maturities of securities available-for-sale                 6,835,000                2,902,561
   Purchases of securities held-to-maturity                                 (5,448,039)                (567,540)
   Proceeds from maturities of securities held-to-maturity                   2,130,000                2,076,172
   Net (increase) decrease in Federal funds sold                            (3,100,000)               1,800,000
   Net increase in loans                                                    16,834,930)             (14,521,627)
   Purchase of premises and equipment                                         (502,368)                 (90,853)
   Payment of life insurance premiums                                         (600,000)                       -
                                                                          ------------             ------------

      Net cash used in investing activities                                (15,472,545)              (9,838,080)
                                                                          ------------             ------------

FINANCING ACTIVITIES
   Net increase in deposits                                                 13,962,770                8,198,823
   Repayment of obligations under capital lease                                (27,873)                 (26,005)
   Net proceeds of other borrowings                                            737,903                  300,545
   Purchase of treasury stock                                                  (12,400)                (434,560)
   Proceeds from sale of treasury stock                                          6,000                   19,941
   Dividends paid                                                             (168,000)                 (92,552)
                                                                          ------------             ------------

     Net cash provided by financing activities                              14,498,400                7,966,192
                                                                          ------------             ------------

Net increase (decrease) in cash and due from banks                             414,343                 (787,431)

Cash and due from banks at beginning of period                               4,062,492                5,433,227
                                                                          ------------             ------------

Cash and due from banks at end of period                                  $  4,476,835             $  4,645,796
                                                                          ============             ============

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                  1998                 1997
                                                             --------------       --------------
CASH FLOW INFORMATION
   Cash paid during the period for;
      Interest                                               $    2,972,068       $    2,544,724

    Income taxes                                             $      697,161       $      422,100

NONCASH TRANSACTIONS

  Unrealized (gains) on securities available-for-sale        $      (46,595)      $      (71,839)

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

          The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                                                    Three Months Ended September 30, 1998
                                                       --------------------------------------------------------
                                                              Net           Weighted-Average
                                                             Income             Shares              Per share
                                                          (Numerator)         (Denominator)           Amount
                                                       --------------      ------------------      ------------
              Basic EPS                                 $     430,448               1,200,000       $       0.36
                                                                                                   =============
              Effect of Dilutive Securities
                 Stock options                                     -                   30,948
                                                       --------------      ------------------
              Diluted EPS                               $     430,448               1,230,948       $       0.35
                                                       ==============      ==================      =============

                                                                   Three Months Ended September 30, 1997
                                                       ---------------------------------------------------------
                                                             Net            Weighted-Average
                                                            Income               Shares             Per share
                                                          (Numerator)         (Denominator)           Amount
                                                       --------------      ------------------      -------------
              Basic EPS                                $      410,576               1,226,120       $       0.33
                                                                                                   =============
              Effect of Dilutive Securities
                Stock options                                      -                   18,953
                                                       --------------      ------------------
              Diluted EPS                              $      410,576               1,245,073       $       0.33
                                                       ==============      ==================      =============

                   LANIER BANKSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 2.  EARNINGS PER COMMON SHARE (Continued)


                                                                          Nine Months Ended September 30, 1998
                                                               --------------------------------------------------------
                                                                      Net          Weighted-Average
                                                                     Income            Shares             Per share
                                                                  (Numerator)       (Denominator)          Amount
                                                               -----------------  ------------------  -----------------
                      Basic EPS                                $       1,342,004           1,200,000  $            1.12
                                                                                                      =================
                      Effect of Dilutive Securities
                         Stock options                                        -               27,447
                                                               -----------------  ------------------
                      Diluted EPS                              $       1,342,004           1,227,447  $            1.09
                                                               =================  ==================  =================


                                                                          Nine Months Ended September 30, 1997
                                                               --------------------------------------------------------
                                                                    Net            Weighted-Average
                                                                   Income              Shares             Per share
                                                                 (Numerator)        (Denominator)          Amount
                                                               -----------------  ------------------  -----------------
                      Basic EPS                                $       1,056,074           1,232,921  $            0.86
                                                                                                      =================
                      Effect of Dilutive Securities
                         Stock options                                        -               22,384
                                                               -----------------  ------------------
                      Diluted EPS                              $       1,056,074           1,255,305  $            0.84
                                                               =================  ==================  =================


          Weighted-average shares for the periods ending September 30, 1997 have been adjusted for a 1 for 1 common stock split declared in the first quarter of 1998.

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

          Liquidity and Capital Resources

          As of September 30, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

          At September 30, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                   Actual
                                           ------------------------


                                              Lanier       Lanier
                                            Bankshares    National   Regulatory
                                                Inc.        Bank     Requirement
                                           ------------  ----------  -----------

            Leverage capital ratios            9.40%        9.21%       4.00%
            Risk-based capital ratios:
               Core capital                   13.85        13.59        4.00
               Total capital                  15.10        14.84        8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                               September 30,          December 31,
                                                   1998                  1997                      Increase (Decrease)
                                            ------------------    ------------------     --------------------------------------
                                                     (Dollars in Thousands)                   Amount              Percent
                                            ----------------------------------------     ---------------    -------------------
Cash and due from banks                      $           4,477     $           4,062      $          415              10.22%
Interest-bearing deposits in banks                          61                    37                  24              64.86
Securities                                              22,221                17,764               4,457              25.09
Federal funds sold                                       3,300                   200               3,100           1,550.00
Loans, net                                              73,622                66,997               6,625               9.89
Premises and equipment                                   3,520                 3,156                 364              11.53
Other assets                                             3,063                 2,256                 807              35.77
                                            ------------------    ------------------     ---------------
                                             $         110,264     $          94,472      $       15,792              16.72
                                            ==================    ==================     ===============

Deposits                                     $          96,977     $          83,015      $       13,962              16.82%
Other borrowings                                         1,523                   813                 710              87.33
Other liabilities                                        1,429                 1,507                 (78)             (5.18)
Stockholders' equity                                    10,335                 9,137               1,198              13.11
                                            ------------------    ------------------     ---------------
                                             $         110,264     $          94,472      $       15,792              16.72
                                            ==================    ==================     ===============

As indicated in the above table, the Company's total assets grew at a rate of 16.72%. Deposits grew at a rate of 16.82%. Coupled with increased other borrowings, this growth funded loan growth of 9.89%. The excess funds were invested in Federal funds sold and securities.

Results of Operations For The Three Months Ended September 30, 1998 and 1997 and for the Nine Months Ended September 30, 1998 and 1997

Following is a summary of the Company's operations for the periods indicated.

                                                           Three Months Ended
                                                              September 30,
                                                ----------------------------------------
                                                       1998                 1997                    Increase (Decrease)
                                                ------------------    ------------------    --------------------------------------
                                                         (Dollars in Thousands)                  Amount              Percent
                                                ----------------------------------------    ----------------    ------------------
Interest income                                  $           2,357     $           1,969     $           388             19.71%
Interest expense                                             1,129                   904                 225             24.89
Net interest income                                          1,228                 1,065                 163             15.31
Provision for loan losses                                       90                    50                  40             80.00
Other income                                                   168                   169                  (1)            (0.59)
Other expense                                                  694                   610                  84             13.77
Pretax income                                                  612                   574                  38              6.62
Income taxes                                                   182                   163                  19             11.66
Net income                                                     430                   411                  19              4.62

                                                            Nine Months Ended
                                                              September 30,
                                                ----------------------------------------
                                                       1998                  1997                     Increase (Decrease)
                                                ------------------    ------------------    --------------------------------------
                                                         (Dollars in Thousands)                  Amount              Percent
                                                ----------------------------------------    ----------------    ------------------
Interest income                                  $           6,738     $           5,524     $         1,214             21.98%
Interest expense                                             3,134                 2,559                 575             22.47
Net interest income                                          3,604                 2,965                 639             21.55
Provision for loan losses                                      210                   110                 100             90.91
Other income                                                   519                   480                  39              8.13
Other expense                                                1,997                 1,836                 161              8.77
Pretax income                                                1,916                 1,499                 417             27.82
Income taxes                                                   574                   443                 131             29.57
Net income                                                   1,342                 1,056                 286             27.08


As indicated in the above tables, the Company's net interest income has increased by $163,000 and $639,000 for the three and nine month periods in 1998 as compared to the same periods in 1997. The Company's net interest margin increased to 5.15% during the first nine months of 1998 as compared to 5.07% for the previous year. These increases are due primarily to increases in average interest-earning assets.

The provision for loan losses increased by $40,000 and $100,000 for the three and nine month periods in 1998 as compared to the same periods in 1997. This increase is due to net loan growth and increased net charge-offs of $51,000. The Company's allowance for loan losses to total loans amounted to 1.34% at September 30, 1998 as compared to 1.23% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value. The Company had no other real estate owned at September 30, 1998 or December 31, 1997.

Information with respect to nonaccrual, past due, and restructured loans at September 30, 1998 and 1997 is as follows:

                                                                                                      September 30,
                                                                                          -------------------------------------
                                                                                                 1998                1997
                                                                                          -----------------   -----------------
                                                                                                  (Dollars in Thousands)
                                                                                          -------------------------------------
Nonaccrual loans                                                                           $            190    $             78
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                             534                  50
Restructured loans                                                                                       -                   -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                           -                   -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                           13                   7
Interest income that was recorded on nonaccrual and restructured loans                                   -                   -



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

Information regarding certain loans and allowance for loan loss data through September 30, 1998 and 1997 is as follows:

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                        -------------------------------------
                                                                                               1998                1997
                                                                                        -----------------   -----------------
                                                                                                (Dollars in Thousands)
                                                                                        -------------------------------------
Average amount of loans outstanding                                                      $         71,437    $         55,501
                                                                                        =================   =================

Balance of allowance for loan losses at beginning of period                              $            837    $            707
                                                                                        -----------------   -----------------

Loans charged off
   Commercial and financial                                                              $              1    $              -
   Real estate mortgage                                                                                 -                  29
   Instalment                                                                                          54                   5
                                                                                        -----------------   -----------------
                                                                                                       55                  34
                                                                                        -----------------   -----------------

Loans recovered
   Commercial and financial                                                                             -                   -
   Real estate mortgage                                                                                 -                   -
   Instalment                                                                                           4                   -
                                                                                        -----------------   -----------------
                                                                                                        4                   -
                                                                                        -----------------   -----------------

Net charge-offs                                                                                       (51)                (34)
                                                                                        -----------------   -----------------

Additions to allowance charged to operating expense during period                                     210                 110
                                                                                        -----------------   -----------------

Balance of allowance for loan losses at end of period                                    $            996    $            783
                                                                                        =================   =================

Ratio of net loans charged off during the period to
   average loans outstanding                                                                         .07%                .06%
                                                                                        =================   =================

Other income was virtually unchanged for the third quarter in 1998 as compared to the same period in 1997. For the nine month period, other income increased by $39,000 due to increased service charges of $17,000 and other miscellaneous revenues of $22,000.

Other expenses increased for the three and nine month periods in 1998 as compared to the same periods in 1997 by $84,000 and $161,000. Increased salaries and employee benefits of $52,000 and $124,000 accounted for the majority of the increase.

The Company's provision for income taxes increased by $19,000 and $131,000 for the three and nine month periods in 1998 as compared to the same periods in 1997 due to higher pre-tax income. The Company's effective tax rate increased to 29.9% for the first nine months of 1998 as compared to 29.5% for the first nine months of 1997.

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

The Company has conducted a comprehensive review of its computer systems, programs, applications, and other electronic components used in the operations of the Company to identify the areas that should be affected by the Year 2000 issue, and has developed a plan to identify non-compliant components. This is a continuing process as testing will be performed throughout the remainder of 1998 and 1999. Based on the review of computer and other components, management does not believe the cost of compliance will be material to the Company's financial statements, although there can be no assurances in this regard. Management also believes that the Company is in substantial compliance with regulatory timetable requirements regarding the year 2000 issue. Because the Company's data processing subsidiary, Lanier Data Corporation, processes only for the Bank, there is no additional Year 2000 risk associated with the providing of data processing services to outside customers. The Company has developed contingency plans for its mission-critical systems. In the event that compliance efforts are not effective, there could be a material negative impact upon the Company's liquidity, capital resources, and results of operations.

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


                                     LANIER BANKSHARES, INC.



                                     BY: /s/ Joseph D. Chipman, Jr.
                                         ---------------------------------------
                                          Joseph D. Chipman, Jr. President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)



                                     BY: /s/ Jeffrey D. Hunt
                                         ---------------------------------------
                                          Jeffrey D. Hunt, Senior Vice
                                          President, Operations (Principal
                                          Financial and Accounting Officer)


                                     DATE:  November 13, 1998
                                           -------------------------------------