Form 10KSB
period 1998-12-31
LANIER BANKSHARES INC
filed 1999-03-31
CIK 842898

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                            -----------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE
     ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission file number:  0-21498
                                                 -------

                            LANIER BANKSHARES, INC.
                            -----------------------
                 (Name of small business issuer in its charter)

           Georgia                                               58-1814713
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

854 Washington Street, Gainesville, Georgia                         30501
-------------------------------------------                   ----------------
(Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number (770) 536-2265
                                              --------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common
                                                                      ------
Stock, Par Value $1 Per Share
-----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.  $9,854,186

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$12,668,508  as of March 15, 1999
-----------  --------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date.      1,200,000       as of March 15,
                                                ---------       ---------------
1999
----

Transitional Small Business Disclosure format (check one):  Yes      No  X
                                                                ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 21, 1999, are incorporated by reference into Part III.

                               TABLE OF CONTENTS


                                                                  Page
                                                                  ----
PART I .........................................................     1

 ITEM 1.  DESCRIPTION OF BUSINESS...............................     1

 ITEM 2.  DESCRIPTION OF PROPERTIES.............................    20

 ITEM 3.  LEGAL PROCEEDINGS.....................................    20

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...    21

PART II ........................................................    21

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...................................    21

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................    21

 ITEM 7.  FINANCIAL STATEMENTS..................................    21

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...................    22

PART III .......................................................    23

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT...................................................    23

 ITEM 10. EXECUTIVE COMPENSATION................................    23

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT............................................    23

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........    23

 ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 10-KSB...........    24

                                     PART I
                                     ------


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

      The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that a traditional commercial bank may not provide under present laws. In addition, the holding company structure makes it easier to raise capital for the Bank. For example, banking regulations require the Bank to maintain a minimum ratio of capital to assets. In the event that the Bank's growth prevents it from maintaining this minimum ratio, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve and contribute them to the capital of the Bank and otherwise raise capital in a manner unavailable to the Bank under the existing banking regulations.

      The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Any future acquisitions would be subject to certain regulatory approvals and requirements. See "Business - Supervision and Regulation."

                                    The Bank
General

      The Bank opened for business on August 1, 1989 as a full-service commercial bank without trust powers. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts, and various types of certificates of deposit. The Bank also offers consumer/installment loans, construction loans, commercial loans, and home equity lines of credit. In addition, the Bank provides the following services: official bank checks and money orders, Mastercard credit cards, safe deposit boxes, travelers' checks, bank-by-mail, direct deposit of payroll and Social Security checks, U.S. Savings Bonds, wire transfer of funds, and a night depository. The Bank also offers individual retirement accounts.

Philosophy

      The philosophy of the Bank's management is to emphasize prompt and responsive personal service to residents of Gainesville, Georgia, as well as other Hall County communities, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management conducts an active call program, by which officers and directors promote these efforts by personally describing the products, services, and philosophy of the Bank to both existing and new business prospects. In addition, the Bank President has substantial banking experience in Hall County which gives the Bank an important asset in its efforts to provide products and services designed to meet the needs of the Bank's customer base. All of the Bank's directors are active members of the business communities in Gainesville and other cities located in Hall County, and their continued active community involvement provides them with an opportunity to promote the Bank and its products and services.

Market Area and Competition

      The Bank is located near the center of the Gainesville retail district, which is anchored by the Lakeshore Mall. In 1995, the Bank opened a full service branch on Thompson Bridge Road located in Gainesville, Georgia. The Bank's primary market area is Hall County, Georgia, from which the Bank draws approximately 95% of its business, and the Bank's marketing efforts are focused in the cities of Gainesville, Oakwood, and Flowery Branch. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. There are thirty-eight (38) offices of ten (10) commercial banks located in Hall County. These financial institutions offer all of the services that the Bank offers.

Deposits

      The Bank offers a wide range of commercial and consumer deposit accounts, including noninterest-bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, time certificates of deposit, and regular savings accounts. Sources of deposits are typically residents, businesses, and business employees within the Bank's market area and are obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation, and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits and has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, which covers maintenance fees on checking accounts, per item processing fees on checking accounts, and returned checks charges.

Loan Portfolio

      General. The Bank engages in a broad range of lending activities, including consumer/installment loans and home equity lines of credit, construction loans, and commercial loans, with particular emphasis on small business loans. Management believes that the origination of short-term fixed rate loans and loans tied to floating interest rates is the most desirable method of conducting its lending activities. The principal economic risk associated with each category of loans is the creditworthiness of the borrower. General economic conditions affecting a borrower's ability to repay a loan include interest, inflation, and employment rates, as well as other factors affecting a commercial borrower's customers, suppliers, or employees.

      Consumer Loans. The Bank's consumer loans consist primarily of installment loans to individuals for personal, family, and household purposes, including loans for automobiles, home improvement, and investments. Also included as consumer loans are those loans secured by second priority mortgages on the residences of borrowers. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness, and personal hardships.

      Commercial Loans. The Bank's commercial lending is directed principally toward businesses which are existing deposit customers of the Bank, and whose demands for funds fall within the Bank's legal lending limits. This category of loans includes loans made for a variety of business purposes to individual, partnership, or corporate borrowers. As of December 31, 1998, the Bank's commercial loan portfolio includes approximately $18,039,000 of residential construction loans or approximately 23.37% of the Bank's loan portfolio. Management has limited this category of loans because, to a greater extent than other commercial loans, residential construction loans are sensitive to changes in the economy, and therefore present greater risk to the Bank. The quality of the commercial borrower's management and its ability to both evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness.

Investments

      As of December 31, 1998, investment securities comprised approximately 22% of the Bank's assets, with net loans comprising approximately 66% of assets.
The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, other taxable securities, and certain obligations of states and municipalities. The Bank also engages in Federal funds transactions with its principal correspondent banks and anticipates it will primarily act as a net seller of such funds. The sale of Federal funds amounts to a short-term loan from the Bank to another bank.

Asset/Liability Management

      The Bank's objective is to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain Bank officers are responsible for developing and monitoring policies and procedures that ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through the growth of core deposits, which include deposits of all categories made by individuals, partnerships, and corporations. Management seeks to invest the largest portion of the Bank's assets in consumer/installment, commercial, and construction loans.

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

                                   Employees

      At December 31, 1998, the Company and its subsidiaries employed 43 full-time employees and one part-time employee. The Company considers its relationship with its employees to be excellent.

      Selected Statistical Information

      The following statistical information is provided for the Company for the years ended December 31, 1998 and 1997. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

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

      Average Balances. The condensed average balance sheets for the years indicated are presented below.

                                                                    December 31,
                                                              ------------------------
                                                              1998                1997
                                                              ----                ----
                                                               (Dollars in Thousands)
                                                              ------------------------
                      ASSETS

      Cash and due from banks                                 $  4,490        $ 3,637
      Taxable securities                                        10,694         13,328
      Nontaxable securities                                      9,651          6,718
      Federal funds sold                                         3,061          1,763
      Loans (1)                                                 72,614         58,177
      Reserve for loan losses                                     (931)          (758)
      Other assets                                               6,759          5,178
                                                              --------        -------
      Total assets                                            $106,338        $88,043
                                                              ========        =======
      Total interest-earning assets                           $ 96,020        $79,986
                                                              ========        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

      Deposits
       Noninterest-bearing demand                             $ 14,985        $12,247
       Interest-bearing demand                                  16,297         13,007
       Savings                                                  10,562          9,363
       Time                                                     51,140         42,723
                                                              --------        -------
        Total deposits                                        $ 92,984        $77,340
                                                              ========        =======
      Other borrowings                                        $  1,172        $   623
      Other liabilities                                          2,201          1,302
                                                              --------        -------
        Total liabilities                                     $ 96,357        $79,265
      Stockholders' equity                                       9,981          8,778
                                                              --------        -------
      Total liabilities and stockholders' equity              $106,338        $88,043
                                                              ========        =======
      Total interest-bearing liabilities                      $ 79,171        $65,716
                                                              ========        =======
(1)   Average loans include nonaccrual loans.

   Interest Income and Interest Expense

   The following table sets forth the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                             Year Ended December 31,
                                                  -----------------------------------------------
                                                          1998                      1997
                                                  -----------------------------------------------
                                                                Average                   Average
                                                  Interest       Rate        Interest      Rate
                                                 ------------------------------------------------
                                                              (Dollars in Thousands)
                                                 ------------------------------------------------
INTEREST INCOME:
 Interest and fees on loans (1)                    $7,840        10.80%       $6,348       10.91%
 Interest on taxable securities                       674         6.80           843        6.33
 Interest on nontaxable securities (2)                456         4.72           329        4.90
 Interest on Federal funds sold                       161         5.26            84        4.76
                                                   ------                     ------
       Total interest income                        9,131         9.51         7,604        9.51
                                                   ------                     ------

INTEREST EXPENSE:
 Interest on interest-bearing demand                  616         3.78           450        3.46
 Interest on savings                                  533         5.05           458        4.89
 Interest on time deposits                          3,050         5.96         2,593        6.07
 Interest on other borrowings                          82         7.00            46        7.38
                                                   ------                     ------
       Total interest expense                       4,281         5.41         3,547        5.40
                                                   ------                     ------

NET INTEREST INCOME                                $4,850                     $4,057
                                                   ======                     ======

Net interest spread                                               4.10%                     4.11%
                                                                 =====                     =====

Net yield on average interest-earning assets                      5.05%                     5.07%
                                                                 =====                     =====

(1) Interest and fees on loans include $682,527 and $580,326 of loan fee income for the years ended December 31, 1998 and 1997, respectively. There was no income recognized on nonaccrual loans during 1997 or 1998.

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

                                                                           Year Ended December 31,
                                                                 -----------------------------------------
                                                                                1998 vs. 1997
                                                                 -----------------------------------------
                                                                                          Changes Due To
                                                                    Increase           -------------------
                                                                   (Decrease)           Rate       Volume
                                                                 --------------        ------    ---------
                                                                           (Dollars in Thousands)
                                                                 -----------------------------------------
Interest income
  Interest and fees on loans                                     $1,492                  $(63)      $1,555
  Interest on taxable securities                                   (169)                   (4)        (165)
  Interest on nontaxable securities                                 127                   (12)         139
  Interest on Federal funds sold                                     77                    10           67
                                                                 ------                  ----       ------
            Total interest income                                 1,527                   (69)       1,596
                                                                 ------                  ----       ------

Interest expense
  Interest on interest-bearing demand                               166                    45          121
  Interest on savings                                                75                    15           60
  Interest on time deposits                                         457                   (46)         503
  Interest on other borrowings                                       36                    (2)          38
                                                                 ------                  ----       ------
            Total interest expense                                  734                    12          722
                                                                 ------                  ----       ------

            Net interest income                                  $  793                  $(81)      $  874
                                                                 ======                  ====       ======

      Asset/Liability Management. The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                        After
                                                                        Three         After
                                                                       Months        One Year
                                                        Within           But           But
                                                         Three         Within         Within        After
                                                        Months        One Year      Five Years    Five Years      Total
                                                    -------------- ------------- --------------- -------------- ----------
                                                                             (Dollars in Thousands)
                                                    ----------------------------------------------------------------------
Interest-earning assets:
 Interest-bearing deposits in banks                     $     42       $      -        $     -       $     -      $     42
 Federal funds sold                                        2,600              -              -             -         2,600
 Securities                                                1,297            105          7,299        16,911        25,612
 Loans                                                    19,888         25,856         31,364            65        77,173
                                                        --------       --------        -------       -------      --------
      Total interest-earning assets                       23,827         25,961         38,663        16,976       105,427
                                                        --------       --------        -------       -------      --------
Interest-bearing liabilities:
 Interest-bearing demand deposits                         19,092              -              -             -        19,092
 Savings                                                  11,523              -              -             -        11,523
 Time deposits                                            11,152         34,919          8,028             -        54,099
 Other borrowings                                            181             31          1,343             -         1,555
                                                        --------       --------        -------       -------      --------
      Total interest-bearing liabilities                  41,948         34,950          9,371             -        86,269
                                                        --------       --------        -------       -------      --------

Interest rate sensitivity gap                           $(18,121)      $ (8,989)       $29,292       $16,976      $ 19,158
                                                        ========       ========        =======       =======      ========

Cumulative interest rate sensitivity gap                $(18,121)      $(27,110)       $ 2,182       $19,158
                                                        ========       ========        =======       =======

Interest rate sensitivity gap ratio                         0.57           0.74           4.13             -
                                                        ========       ========        =======       =======

Cumulative interest rate sensitivity gap ratio              0.57           0.65           1.03          1.22
                                                        ========       ========        =======       =======

      The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 59% of the loan portfolio is comprised of loans which are variable rate terms or short-term obligations.

Investment Portfolio

      Types of Investments. The amortized cost and approximate fair value of securities are as follows:

                                                                    Gross           Gross
                                                   Amortized      Unrealized      Unrealized       Fair
                                                     Cost           Gains          Losses          Value
                                                   ---------      ----------      ----------       -----
                                                                    (Dollars in Thousands)
Securities Available-for-Sale
 December 31, 1998:
 U.S. Government and
    agency securities                                $ 8,550            $ 37            $(16)      $ 8,571
  State and municipal securities                       2,374              67              (3)        2,438
  Mortgage-backed securities                             502               -              (1)          501
  Equity securities                                      566              51               -           617
                                                     -------            ----            ----         -----
                                                     $11,992            $155            $(20)      $12,127
                                                     =======            ====            ====       =======


Securities Held-to-Maturity
  December 31, 1998:
  U.S. Government and
    agency securities                                $ 3,050            $  6            $ (1)      $ 3,055
  State and municipal securities                      10,169             249             (53)       10,365
  Mortgage-backed securities                             266               2               -           268
                                                     -------            ----            ----       -------
                                                     $13,485            $257            $(54)      $13,688
                                                     =======            ====            ====       =======


Securities Available-for-Sale
  December 31, 1997:
  U.S. Government and
    agency securities                                $ 6,240            $ 12            $ (5)      $ 6,247
  State and municipal securities                       2,060              40               -         2,100
  Equity securities                                      482              42               -           524
                                                     -------            ----            ----       -------
                                                     $ 8,782            $ 94            $ (5)      $ 8,871
                                                     =======            ====            ====       =======


Securities Held-to-Maturity
  December 31, 1997:
  U.S. Government and
    agency securities                                $ 2,501            $  5            $ (6)      $ 2,500
  State and municipal securities                       5,988             121              (2)        6,107
  Mortgage-backed securities                             404               -              (3)          401
                                                     -------            ----            ----       -------
                                                     $ 8,893            $126            $(11)      $ 9,008
                                                     =======            ====            ====       =======


      The Company does not have investments in one issuer totaling more than 10% of equity.

      Maturities. The carrying amounts of investment securities in each category as of December 31, 1998 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years and (3) after five years through ten years.

                                                                                        U.S. Treasury and
                                                            State and                      Other U.S.
                                                            Political                      Government
                                                          Subdivisions                      Agencies
                                                      ---------------------      ----------------------------
                                                      Carrying       Yield             Carrying         Yield
                                                       Amount        (1)(3)             Amount         (1)(2)
                                                      --------       ------            --------       --------
                                                                           (Dollars in Thousands)
                                                      --------------------------------------------------------
Maturity:
 One year or less                                      $   285         6.56%            $   500           5.35%
 After one year through five years                       3,776         4.46               3,254           6.07
 After five years through ten years                      5,512         4.66               7,867           6.21
 After ten years                                         3,034         4.65                   -              -
                                                       -------                          -------
                                                       $12,607         4.65%            $11,621           6.13%
                                                       =======                          =======

(1) Yields were computed using coupon interest, adding discount accretion, or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2) The above schedule excludes the carrying amounts of mortgage-backed securities of $766,627 which have portions that mature on a monthly basis and equity securities totaling $617,125, which have no contractual maturity.

(3) Yields on state and political subdivision securities have not been computed on a tax equivalent basis.

Loan Portfolio

      Types of Loans. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans. Management is not aware of any additional concentrations.


                                                        December 31,
                                                 -----------------------
                                                    1998         1997
                                                 ---------     ---------
                                                  (Dollars in Thousands)
                                                 -----------------------

      Commercial, financial, and agricultural     $ 8,895       $ 8,284
      Real estate - construction                   18,039        13,275
      Real estate - mortgage                       39,141        36,366
      Consumer instalment and others               11,098         9,909
                                                  -------       -------
                                                   77,173        67,834
      Allowance for loan losses                    (1,073)         (837)
                                                  -------       -------
      Loans, net                                  $76,100       $66,997
                                                  =======       =======

     Maturities and Sensitivity to Changes in Interest Rates. Total loans as of December 31, 1998 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, and
(3) after five years.

                                                       (Dollars in
                                                        Thousands)
                                                       -----------
Maturity:
 One year or less                                        $45,494
 After one year through five years                        31,365
 After five years                                            314
                                                         -------
                                                         $77,173
                                                         =======

     The following table summarizes loans at December 31, 1998 with due dates after one year which (1) have predetermined interest rates and (2) have floating or adjustable interest rates.

                                                       (Dollars in
                                                       Thousands)
                                                       -----------

Predetermined interest rates                             $25,643
Floating or adjustable interest rates                      6,036
                                                         -------
                                                         $31,679
                                                         =======

      Records were not available to present the above information in each category listed in the first paragraph above and could not be reconstructed without undue burden.

     Nonperforming Loans. The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                  December 31,
                                                                           ------------------------
                                                                           1998                1997
                                                                           ----                ----
                                                                             (Dollars in Thousands)
                                                                           ------------------------

         Loans accounted for on a nonaccrual basis                         $249                $ 97

         Installment loans and term loans contractually past due
          ninety days or more as to interest or principal payments
          and still accruing                                                 49                 172

         Loans, the terms of which have been renegotiated to
          provide a reduction or deferral of interest or principal
          because of deterioration in the financial position of the
          borrower                                                            -                   -

         Loans now current about which there are serious doubts
          as to the ability of the borrower to comply with present
          loan repayment terms                                                -                   -


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

     Following is a summary of the commitments outstanding at December 31, 1998 and 1997.

                                                1998                1997
                                                ----                ----
                                                 (Dollars in Thousands)
                                                ------------------------

         Commitments to extend credit           $13,313          $14,074
         Standby letters of credit                  129              613
                                                -------          -------
                                                $13,442          $14,687
                                                =======          =======

Summary of Loan Loss Experience

      The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible
future losses, current economic conditions, and other relevant factors.   The
Company's allowance for loan losses was approximately $1,073,000 at December 31, 1998, representing 1.39% of year end total loans outstanding, compared with $837,000 at December 31, 1997, representing 1.23% of year end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

      Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 50% of the allowance should be allocated to real estate loans, 37% to commercial loans, and 13% to consumer loans as of December 31, 1998.

      The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                       December 31,
                                                                         -------------------------------------
                                                                                    1998                 1997
                                                                                    ----                 ----
                                                                                 (Dollars in Thousands)
                                                                         -------------------------------------

         Average amount of loans outstanding                                      $72,614              $58,177
                                                                                  =======              =======

         Balance of reserve for possible loan losses
          at beginning of period                                                  $   837              $   707
                                                                                  -------              -------

         Charge-offs:
          Commercial, financial, and agricultural                                 $   (13)             $     -
          Consumer                                                                    (46)                 (25)
          Real estate                                                                   -                  (16)
         Recoveries:
         Consumer                                                                       5                    1
         Real estate                                                                    -                    -
                                                                                  -------              -------
          Net charge-offs                                                         $   (54)             $   (40)
                                                                                  =======              =======


         Additions to reserve charged to operating expenses                       $   290              $   170
                                                                                  =======              =======


         Balance of reserve for possible loan losses                              $ 1,073              $   837
                                                                                  =======              =======

         Ratio of net loan charge-offs to average loans                              0.07%                0.07%
                                                                                  =======              =======

Deposits

     Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the periods indicated are presented below.

                                                                Year Ended December 31,
                                                     ----------------------------------------------
                                                             1998                      1997
                                                     --------------------      --------------------
                                                      Amount       Rate         Amount       Rate
                                                     --------    --------      ---------   --------
                                                                 (Dollars in Thousands)
                                                     ----------------------------------------------

Noninterest-bearing demand deposits                  $14,985           -%       $12,247           -%
Interest-bearing demand                               16,297        3.78         13,007        3.46
Savings deposits                                      10,562        5.05          9,363        4.89
Time deposits                                         51,140        5.96         42,723        6.07
                                                     -------                    -------
       Total deposits                                $92,984                    $77,340
                                                     =======                    =======

    The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months, (3) over six months through twelve months, and (4) over twelve months.

                                                        (Dollars in
                                                         Thousands)
                                                        -----------

         Three months or less                              $ 5,569
         Over three months through six months                6,820
         Over six months through twelve months               8,042
         Over twelve months                                  3,422
                                                           -------
         Total                                             $23,853
                                                           =======

Return on Assets and Shareholders' Equity

     The following rate of return information for the periods indicated is presented below.

                                           Year Ended December 31,
                                           -----------------------
                                           1998               1997
                                           ----               ----

 Return on assets (1)                      1.71%              1.60%
 Return on equity (2)                     18.20              16.02
 Dividend payout ratio (3)                18.92              17.78
 Equity to assets ratio (4)                9.39               9.97

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3)  Dividends declared per share divided by diluted earnings per common share.
(4)  Average equity divided by average total assets.


                           SUPERVISION AND REGULATION

      The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to the Company.

General

      The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as currently in effect. As a result, the Company, the Data Corporation and any future non-bank subsidiaries the Company establishes are and will be subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

      The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares; (2) it or any of its nonbank subsidiaries may acquire all or substantially all of the assets of any bank; or (3) it may merge or consolidate with any other bank holding company.

      The Bank Holding Company Act also provides that the Federal Reserve may not approve any transaction that would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

      The Company and any other bank holding company located in Georgia may acquire a bank located in any other state, and any bank holding company located outside of Georgia may acquire any Georgia-based bank, regardless of state law to the contrary. In either case, certain deposit-percentage, aging requirements, and other restrictions apply. National and state-chartered banks may branch across state lines by acquiring banks in other states. By adopting legislation prior to June 1, 1997, a state could elect either to "opt in" and accelerate the date after which interstate branching would be permissible or "opt out" and prohibit interstate branching altogether. The Georgia Interstate Banking Act provides that interstate acquisitions by or of institutions located in Georgia are permitted in states that also allow national interstate acquisitions. The Georgia Interstate Branching Act permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish new branches throughout Georgia.

      The Bank Holding Company Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries. The Bank Holding Company Act also prohibits the Company from acquiring or keeping direct or indirect control of any company engaged in any activities other than those activities that the Federal Reserve determines to be closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, the Federal Reserve has determined that factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities are permissible activities of bank holding companies. The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or ownership or control of any subsidiary when it has reasonable cause to believe that the holding company's continued activity, ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiaries.

      The Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also be subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

      The Office of the Comptroller of the Currency regularly examines the operations of the Bank and has the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends

      The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

      If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" below.

      Under the dividend restrictions imposed by federal and state law at December 31, 1998, the Company could declare aggregate dividends of up to approximately $3,764,000 without first obtaining regulatory approval.

      The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy

      The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Company and the Office of the Comptroller of the Currency in the case of the Bank. The Federal Reserve has established two basic measures of capital adequacy for bank holding companies -- a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

      The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

      The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least one-half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. This portion of total capital is referred to as Tier 1 Capital. The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves and is referred to as Tier 2 Capital. At December 31, 1998, the Company's consolidated ratio of total capital to risk-weighted assets was 13.93% and its consolidated ratio of Tier 1 Capital to risk-weighted assets was 12.68%.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet the specified criteria including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's leverage ratio at December 31, 1998 was 9.21%. The guidelines also provide that bank holding companies experiencing internal growth, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company's Tier 1 Capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

      The Bank is subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

      Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

Support of Subsidiary Institutions

      Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans by a bank holding company to its subsidiary bank will be repaid only after its deposits and certain other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Prompt Corrective Action

      The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, relating to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

      An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution, if it determines that those actions are necessary.

      At December 31, 1998, the Bank's capital level placed it in the well capitalized category.

FDIC Insurance Assessments

      The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

      Effective January 1, 1997, the FDIC imposed assessments to help repay the $780 million in annual interest payments on the $8 billion of Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC will assess banks at a rate of 1.3 cents per $100 of deposits until December 31, 1999. Thereafter, it will add approximately 2.4 cents per $100 of deposits to each assessment.

      The FDIC may terminate an institution's deposit insurance if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Proposed Legislation and Regulatory Action

      New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.


ITEM 2.  DESCRIPTION OF PROPERTIES

      The Company's corporate office, the Bank's main office, and the Data corporation are located at 854 Washington Street, Gainesville, Georgia. The Bank owns the building with no security liens or encumbrance. This property consists of a two-story building which contains approximately 13,600 square feet of heated floor space. The Bank also owns three branch offices with no security liens or encumbrance. The first branch office is located on Mundy Mill Road in south Hall County, and is a single story facility with approximately 3,000 square feet of heated floor space. The second branch office is located on Thompson Bridge Road in Gainesville, and contains approximately 3,300 square feet of heated floor space. The third branch, which opened in May 1998, is located on Cleveland Highway in Clermont, Georgia and is a single story facility with approximately 2,000 square feet of heated floor space. The costs of the Clermont branch totaled approximately $457,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The response to this item is partially included in the Company's Annual Report to shareholders at page i, and is incorporated herein by reference.

      The Company issued and sold (without payment of any selling commission to any person) unregistered shares of its Common Stock, $1.00 par value, pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as follows:

   (i) On May 5, 1996, the Company issued 1,300 shares to an organizing director upon the exercise of a warrant to purchase shares of the Company's Common Stock at an exercise price of $10.00 per share; and

   (ii) On July 31, 1996, the Company issued 84,374 shares to organizing directors pursuant to a Warrant Exchange Plan. The Warrant Exchange Plan provided that organizing directors could exchange warrants for cash, stock, or a combination of cash and stock. All warrants not otherwise exchanged or exercised expired on July 31, 1996.

      Other than as described above, the Company did not have any sales of unregistered securities during 1998, 1997, and 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The response to this item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 33 through 43, and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

      The following financial statements are included in the Company's Annual Report to Shareholders at pages 1 through 32, and are incorporated herein by reference:

      Independent Auditor's Report

      Financial Statements

      Consolidated Balance Sheets dated as of December 31, 1998 and 1997

      Consolidated Statements of Income for the years ended December 31, 1998 and 1997

      Consolidated Statements of Comprehensive Income for the years ended December 31, 1998 and 1997

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997

      Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997

      Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999, under the headings, "Directors and Executive Officers - Election of Directors - Nominees and Continuing Directors," at pages 2 through 4, "Security Ownership of Certain Beneficial Owners and Management," at pages 8 through 11, and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934," at page 11, and are incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

      The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999, under the heading, "Compensation of Executive Officers and Directors," at pages 4 through 7, and are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999, under the headings, "Security Ownership of Certain Beneficial Owners," at pages 8 through 11, and are incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999, under the headings, "Certain Relationships and Related Transactions," at page 11, and "Compensation of Executive Officers and Directors," at pages 4 through 7, and are incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

  (a) Exhibits

  Exhibit Number           Exhibit
  --------------           -------

      3.1          Articles of Incorporation /1/

      3.2          Bylaws /1/

      4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at
                   Exhibit 3.2 hereto.

     10.2*         Lanier Bankshares, Inc. 1990 Stock Option Plan /2/

     10.3          Form of Organizer's Stock Warrant Agreement /1/

     10.6          Form of Lanier Bankshares, Inc. Stock Option Agreement /2/

     10.7* Lanier National Bank Director's Indexed Fee Continuation Program, effective March 13, 1995, and related form of Director Indexed Fee Continuation Program, Director Agreement, and related form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement /3/

     10.8          Lanier Bankshares, Inc. Warrant Exchange Plan dated July 11,
                   1996 /5/

     10.9* Lanier National Bank Executive Supplemental Retirement Plan - Defined Contribution adopted March 18, 1998 and related Form of Executive Supplemental Retirement Plan Agreement and Form of Life Endorsement Method Split Dollar Plan Agreement

     13.1          Lanier Bankshares, Inc. 1998 Annual Report to Shareholders.
                   Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1998 Annual Report to Shareholders is not deemed to be filed as part of this Report.

     21.1          Subsidiaries of Lanier Bankshares, Inc. /4/

     24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

     27.1          Financial Data Schedule

   (b) Reports on Form 8-K filed in the fourth quarter of 1998:  None

   /1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form S-18, registration No. 33-25402-A.

   /2/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

   /3/ Incorporated herein by reference to exhibit of the same number in the Company's Annual report on Form 10-KSB for the year ended December 31, 1995.

   /4/ Incorporated herein by reference to exhibit of same number in the Company's Annual report on Form 10-KSB for the year ended December 31, 1994.

   /5/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

   * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-KSB.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           LANIER BANKSHARES, INC.



                                           By:  /s/ Joseph D. Chipman, Jr.
                                                ------------------------------
                                                Joseph D. Chipman, Jr.
                                                President and Chief
                                                Executive Officer


                                           Date:         March 26, 1999
                                                  -----------------------------




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


/s/ John W. Browning, III, M.D.                 Date  March 26, 1999
----------------------------------------------        --------------
John W. Browning III, M.D., Director

/s/ Joseph D. Chipman, Jr.                      Date  March 26, 1999
----------------------------------------------        --------------
Joseph D. Chipman, Director, President, and
Chief Executive Officer

/s/ Lewis W. Coker                              Date  March 26, 1999
----------------------------------------------        --------------
Lewis W. Coker, Director

/s/ C. Edmondson Daniel                         Date  March 26, 1999
----------------------------------------------        --------------
C. Edmondson Daniel, Director

/s/ J. Austin Edmondson                         Date  March 26, 1999
----------------------------------------------        --------------
J. Austin Edmondson, Director

/s/ Jeffrey D. Hunt                             Date  March 26, 1999
----------------------------------------------        --------------
Jeffrey D. Hunt, Senior Vice President
(Principal Financial and Accounting Officer)

/s/ Jerry D. Jackson                            Date  March 26, 1999
----------------------------------------------        --------------
Jerry D. Jackson, Director

/s/ Ricky H. Pugh                               Date  March 26, 1999
----------------------------------------------        --------------
Ricky H. Pugh, Executive Vice President

/s/ R. Thomas Jarrard                           Date  March 26, 1999
----------------------------------------------        --------------
R. Thomas Jarrard, Director

/s/ Carlton W. Rogers, Sr.                      Date  March 26, 1999
----------------------------------------------        --------------
Carlton W. Rogers, Sr., Director

/s/ Stewart Teaver                              Date  March 26, 1999
----------------------------------------------        --------------
Stewart Teaver, Director

/s/ Mike Wilson                                 Date  March 26, 1999
----------------------------------------------        --------------
Mike Wilson, Director

                                 EXHIBIT INDEX
                                 -------------


        Exhibit
        Number                  Exhibit
        ------                  -------

         3.1      Articles of Incorporation. /1/

         3.2      Bylaws. /1/

         4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

        10.2*     Lanier Bankshares, inc. 1990 Stock Option Plan. /2/

        10.3      Form of Organizer's Stock Warrant Agreement /1/

        10.6      Form of Lanier Bankshares, Inc. Stock Option Agreement /2/

        10.7* Lanier National Bank Director's Indexed Fee Continuation Program, effective March 13, 1995, and related form of Director Indexed Fee Continuation Program, Director Agreement, and related form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement. /3/

        10.8 Lanier Bankshares, Inc. Warrant Exchange Plan, dated July 11, 1996 /5/

        10.9* Lanier National Bank Executive Supplemental Retirement Plan - Defined Contribution adopted March 18, 1998 and related Form of Executive Supplemental Retirement Plan Agreement and Form of Life Endorsement Method Split Dollar Plan Agreement

        13.1 Lanier Bankshares, Inc. 1998 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1998 Annual Report to Shareholders is not deemed to be filed as part of this Report.

        21.1      Subsidiaries of Lanier Bankshares, Inc. /4/

        24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

        27.1      Financial Data Schedule.

      /1/   Incorporated herein by reference to exhibit of same number in the
      Company's Registration Statement on Form S-18, registration No. 33-25402-
      A.

      /2/   Incorporated herein by reference to exhibit of same number in the
      Company's Annual Report on Form 10-K for the year ended December 31, 1989.

      /3/   Incorporated herein by reference to exhibit of same number in the
      Company's Annual Report on Form 10-KSB for the year ended December 31,
      1995.

      /4/   Incorporated herein by reference to exhibit of same number in the
      Company's Annual Report on Form 10-KSB for the year ended December 31,
      1994.

      /5/   Incorporated herein by reference to exhibit of same number in the
      Company's Annual Report on Form 10-KSB for the year ended December 31,
      1996.

      * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-KSB.