Form 10QSB
period 1999-03-31
LANIER BANKSHARES INC
filed 1999-05-14
CIK 842898

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   MARCH 31, 1999
                                        -------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________ to __________

                       COMMISSION FILE NUMBER:  0-12498

                            LANIER BANKSHARES, INC.
            -------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



            GEORGIA                                    68-1814713
----------------------------------------       ------------------------
   (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                 Identification No.)


               854 WASHINGTON STREET, GAINESVILLE, GEORGIA 30503
            -------------------------------------------------------
                   (Address of principal executive offices)

                                (770) 536-2265
                   ----------------------------------------
                          (Issuer's telephone number


                                      N/A
          ----------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                                                ---


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes _______   No  _________

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1999: 1,200,000; $1.00 par value.

Transitional Small Business Disclosure Format (Check One) Yes _____   No   X
                                                                          ---

                   LANIER BANKSHARES, INC. AND SUBSIDIARIES



________________________________________________________________________________

                                     INDEX
                                     -----

                                                                      PAGE NO.
                                                                      --------


PART I.   FINANCIAL INFORMATION

          ITEM 1 - FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET - MARCH 31, 1999                      3

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
             INCOME - THREE MONTHS ENDED MARCH 31, 1999 AND 1998             4

            CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
             MONTHS ENDED MARCH 31, 1999 AND 1998                      5 AND 6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9


PART II.  OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      15

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         15

          SIGNATURES                                                        16

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   LANIER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1999
                                  (UNAUDITED)

                                    ASSETS
                                    ------
Cash and due from banks                                                       $      4,919,579
Interest-bearing deposits in banks                                                      13,037
Securities available-for-sale, at fair value                                        13,971,732
Securities held-to-maturity (fair value $13,616,000)                                13,412,250
Federal funds sold                                                                   7,000,000

Loans                                                                               71,866,376
Less allowance for loan losses                                                       1,124,754
                                                                              ----------------
          Loans, net                                                                70,741,622
                                                                              ----------------

Premises and equipment                                                               3,462,880
Other assets                                                                         3,223,661
                                                                              ----------------

                                                                              $    116,744,761
                                                                              ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Deposits
    Noninterest-bearing demand                                                $     17,081,746
    Interest-bearing demand                                                         20,226,672
    Savings                                                                         11,716,023
    Time                                                                            53,617,718
                                                                              ----------------
          Total deposits                                                           102,642,159
Obligation under capital lease                                                          40,889
Other borrowings                                                                     1,486,275
Other liabilities                                                                    1,550,052
                                                                              ----------------
          Total liabilities                                                        105,719,375
                                                                              ----------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $1.00; 10,000,000 shares authorized;
        1,237,826 shares issued                                                      1,237,826
    Capital surplus                                                                  5,230,107
    Retained earnings                                                                4,943,681
    Treasury stock, 37,826 shares                                                     (419,024)
    Accumulated other comprehensive income                                              32,796
                                                                              ----------------
          Total common stockholders' equity                                         11,025,386
                                                                              ----------------

                                                                              $    116,744,761
                                                                              ================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   LANIER BANKSHARES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                                        1999                          1998
                                                                                 -------------------        -------------------
INTEREST INCOME
    Loans                                                                        $         1,947,487        $         1,850,274
    Taxable securities                                                                       190,441                    153,603
    Nontaxable securities                                                                    151,938                     93,551
    Federal funds sold                                                                        46,460                     24,649
    Deposits in banks                                                                            291                        639
                                                                                 -------------------        -------------------
          TOTAL INTEREST INCOME                                                            2,336,617                  2,122,716
                                                                                 -------------------        -------------------

INTEREST EXPENSE
    Deposits                                                                               1,073,502                    956,096
    Other borrowings                                                                          21,063                     12,271
                                                                                 -------------------        -------------------
          Total interest expense                                                           1,094,565                    968,367
                                                                                 -------------------        -------------------

          Net interest income                                                              1,242,052                  1,154,349
PROVISION FOR LOAN LOSSES                                                                     60,000                     60,000
                                                                                 -------------------        -------------------
          Net interest income after provision for loan losses                              1,182,052                  1,094,349
                                                                                 -------------------        -------------------

OTHER INCOME
    Service charges on deposit accounts                                                      129,758                    137,752
    Other operating income                                                                    49,475                     40,719
                                                                                 -------------------        -------------------
                                                                                             179,233                    178,471
                                                                                 -------------------        -------------------

OTHER EXPENSES
    Salaries and employee benefits                                                           416,975                    368,127
    Equipment and occupancy expenses                                                         126,712                    103,215
    Other operating expenses                                                                 176,922                    160,038
                                                                                 -------------------        -------------------
                                                                                             720,609                    631,380
                                                                                 -------------------        -------------------

          Income before income taxes                                                         640,676                    641,440

INCOME TAX EXPENSE                                                                           188,170                    190,736
                                                                                 -------------------        -------------------

          Net income                                                                         452,506                    450,704
                                                                                 -------------------        -------------------

OTHER COMPREHENSIVE INCOME, NET OF TAX
    Unrealized gains (losses) on securities available-for-sale
      arising during period                                                                  (56,166)                     2,508
                                                                                 -------------------        -------------------

          Comprehensive income                                                   $           396,340        $           453,212
                                                                                 ===================        ===================

BASIC EARNINGS PER COMMON SHARE                                                  $              0.38        $              0.38
                                                                                 ===================        ===================

DILUTED EARNINGS PER COMMON SHARE                                                $              0.37        $              0.37
                                                                                 ===================        ===================

CASH DIVIDENDS PER SHARE OF COMMON STOCK                                         $               -          $               -
                                                                                 ===================        ===================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   LANIER BANKSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                                     1999                            1998
                                                                             ---------------------        ---------------------
OPERATING ACTIVITIES
    Net income                                                               $             452,506        $             450,704
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                                        58,111                       47,989
        Provision for loan losses                                                           60,000                       60,000
        ( Increase) decrease in interest receivable                                         56,334                      (37,094)
        Decrease in interest payable                                                      (222,574)                     (66,011)
        Other operating activities                                                        (197,115)                    (178,288)
                                                                             ---------------------        ---------------------

              Net cash provided by operating activities                                    207,262                      277,300
                                                                             ---------------------        ---------------------

INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in banks                               28,499                       (9,765)
    Purchases of securities available-for-sale                                          (3,679,538)                  (1,707,178)
    Proceeds from maturities of securities available-for-sale                            1,750,000                    2,835,000
    Purchases of securities held-to-maturity                                            (1,357,128)                  (1,334,099)
    Proceeds from maturities of securities held-to-maturity                              1,430,000                      380,000
    Net increase in Federal funds sold                                                  (4,400,000)                  (3,600,000)
    Net (increase) decrease in loans                                                     5,298,505                   (2,712,957)
    Purchase of premises and equipment                                                     (13,121)                    (175,448)
                                                                             ---------------------        ---------------------

          Net cash used in investing activities                                           (942,783)                  (6,324,447)
                                                                             ---------------------        ---------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                               895,091                    4,950,150
    Repayment of obligations under capital lease                                            (9,787)                      (9,130)
    Net proceeds (repayment) of other borrowings                                           (18,365)                   1,268,230
                                                                             ---------------------        ---------------------

          Net cash provided by financing activities                                        866,939                    6,209,250
                                                                             ---------------------        ---------------------

Net increase in cash and due from banks                                                    131,418                      162,103

Cash and due from banks at beginning of period                                           4,788,161                    4,062,492
                                                                             ---------------------        ---------------------

Cash and due from banks at end of period                                     $           4,919,579        $           4,224,595
                                                                             =====================        =====================

                   LANIER BANKSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                              1999                      1998
                                                                           ------------              -------------
CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                              $  1,317,139              $  1,034,378

     Income taxes                                                          $     80,352              $     80,561

NONCASH TRANSACTIONS

     Unrealized (gains) losses on securities available-for-sale            $     85,098              $     (3,361)

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

          The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                   LANIER BANKSHARES, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

          The Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including, but not limited to statements regarding Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Bank in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to:

          .    increased competition with other financial institutions,
          .    lack of sustained growth in the economy of Hall County,
          .    rapid fluctuations in interest rates,
          .    the inability of the Bank to maintain regulatory capital
               standards, and
          .    changes in the legislative and regulatory environment

          The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from a review of the consolidated financial statements and notes thereto, which are included in this Form 10-QSB.

          LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

          At March 31, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                                ACTUAL
                                                                 ----------------------------------
                                                                      LANIER             LANIER
                                                                    BANKSHARES,         NATIONAL        REGULATORY
                                                                       INC.               BANK          REQUIREMENT
                                                                 ---------------   ----------------   -------------
                     Leverage capital ratios                           9.56%              9.38%               4.00 %
                     Risk-based capital ratios:
                     Core capital                                     14.04              13.78                 4.00
                     Total capital                                    15.29              15.03                 8.00

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                                    MARCH 31,           DECEMBER 31,
                                                      1999                  1998                    INCREASE (DECREASE)
                                                ----------------      ----------------      -----------------------------------
                                                          (DOLLARS IN THOUSANDS)                 AMOUNT              PERCENT
                                                --------------------------------------      ---------------      --------------
Cash and due from banks                         $        4,919        $        4,788        $          131                 2.74 %
Interest-bearing deposits in banks                          13                    42                   (29)              (69.05)
Securities                                              27,384                25,612                 1,772                 6.92
Federal funds sold                                       7,000                 2,600                 4,400               169.23
Loans                                                   70,742                76,100                (5,358)               (7.04)
Premises and equipment                                   3,463                 3,508                   (45)               (1.28)
Other assets                                             3,223                 3,101                   122                 3.93
                                                --------------        --------------        --------------
                                                $      116,744        $      115,751        $          993                 0.86
                                                ==============        ==============        ==============

Deposits                                        $      102,642        $      101,747        $          895                 0.88 %
Other borrowings                                         1,527                 1,556                   (29)               (1.86)
Other liabilities                                        1,550                 1,819                  (269)              (14.79)
Stockholders' equity                                    11,025                10,629                   396                 3.73
                                                --------------        --------------        --------------
                                                $      116,744        $      115,751        $          993                 0.86
                                                ==============        ==============        ==============

As indicated in the above table, the Company's total assets grew at a rate of
 .86%. This growth is due to a slight increase in deposits of $895,000. Loans decreased considerably during the first quarter by $5.3 million due to unexpected loan repayments. The funds from the loan repayments and deposit growth have been reinvested in securities and Federal funds sold.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Following is a summary of the Company's operations for the periods indicated.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                -----------------------------------------
                                                        1999                    1998                    INCREASE (DECREASE)
                                                -----------------     -------------------       -----------------------------------
                                                         (DOLLARS IN THOUSANDS)                       AMOUNT              PERCENT
                                                -----------------------------------------       ---------------      --------------

Interest income                                 $           2,337       $           2,123       $           214              10.08 %


Interest expense                                            1,095                     968                   127               13.12

Net interest income                                         1,242                   1,155                    87                7.53

Provision for loan losses                                      60                      60                     -                   -

Other income                                                  179                     178                     1                0.56

Other expense                                                 720                     631                    89               14.10

Pretax income                                                 641                     642                    (1)              (0.16)


Income taxes                                                  188                     191                    (3)              (1.57)


Net income                                                    453                     451                     2                0.44

As indicated in the above table, the Company's net interest income has increased by $87,000 during the first quarter of 1999 as compared to the same period in 1998. The Company's net interest margin decreased to 4.79% during the first quarter of 1999 as compared to 5.05% for the previous year. The increase in net interest income is due primarily to increases in average interest-earning assets. The decrease in the net interest margin is due primarily to the decrease of average loans as a component of average interest-earning assets.

The provision for loan losses was $60,000 during the first quarter of 1999 and 1998. The provision for the first quarter is due to an increase in the amount of loans past due greater than thirty days of $208,000 at December 31, 1998 to $969,000 at March 31, 1999. Management does not believe the increase in past dues represents a significant negative trend. Net charge offs for the first quarter of 1999 were $8,000 as compared to $22,000 for the comparable quarter in 1998. The Company's reserve for loan losses amounted to 1.57% at March 31, 1999 as compared to 1.39% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1999 and 1998 is as follows:

                                                                                                    MARCH 31,
                                                                                        ----------------------------------
                                                                                            1999                 1998
                                                                                        -------------         ------------
                                                                                                (DOLLARS IN THOUSANDS)
                                                                                        ----------------------------------
Nonaccrual loans                                                                         $        174         $       121
Loans contractually past due ninety days or more as to interest
 or principal payments and still accruing                                                          30                  43
Restructured loans                                                                                  -                   -
Loans, now current about which there are serious doubts as to the
 ability of the borrower to comply with loan repayment terms                                        -                   -
Interest income that would have been recorded on nonaccrual
 and restructured loans under original terms                                                        5                  11
Interest income that was recorded on nonaccrual and restructured loans                              -                   -


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

Information regarding certain loans and allowance for loan loss data through March 31, 1999 and 1998 is as follows:

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                        --------------------------------------
                                                                                              1999                   1998
                                                                                        ---------------         --------------
                                                                                                (DOLLARS IN THOUSANDS)
                                                                                        --------------------------------------
Average amount of loans outstanding                                                     $        73,427         $       68,931
                                                                                        ===============         ==============

Balance of allowance for loan losses at beginning of period                             $         1,073         $          837
                                                                                        ===============         ==============

Loans charged off
 Commercial and financial                                                               $             -         $            -
 Real estate mortgage                                                                                 -                      -
 Instalment                                                                                           8                     24
                                                                                        ---------------         --------------
                                                                                                      8                     24
                                                                                        ---------------         --------------

Loans recovered
 Commercial and financial                                                                             -                      -
 Real estate mortgage                                                                                 -                      -
 Instalment                                                                                           -                      2
                                                                                        ---------------         --------------
                                                                                                      -                      2
                                                                                        ---------------         --------------

Net charge-offs                                                                                       8                     22
                                                                                        ---------------         --------------

Additions to allowance charged to operating expense during period                                    60                     60
                                                                                        ---------------         --------------

Balance of allowance for loan losses at end of period                                   $         1,125         $          875
                                                                                        ===============         ==============

Ratio of net loans charged off during the period to
 average loans outstanding                                                                          .01%                   .03%
                                                                                        ===============         ==============

Other income remained virtually unchanged at $179,000 for the first quarter of 1999 as compared to the comparable quarter of 1998. Decreased service charge income of $8,000 was offset by an increase of other operating income of $8,000.

Other expenses increased during the first quarter of 1999 as compared to the same period in 1998 by $89,000. Increased salaries and employee benefits of $48,000 accounted for the majority of the increase.

The Company's provision for income taxes decreased by $2,000 during the first quarter of 1999 as compared to the same period in 1998 due to virtually the same pre-tax income. The Company's effective tax rate decreased to 29.4% for the first quarter of 1999 as compared to 29.7% for the first quarter of 1998.

YEAR 2000 DISCLOSURES

The Year 2000 Issue: As the end of this century draws near, there is worldwide concern that Year 2000 technology problems may wreak havoc on global economies. No country, government, business, or person is immune from the potential effects of Year 2000 problems. The Year 2000 problem arose because many existing computer systems and software programs use a two-digit year field. Because of this, some computers will not properly recognize the turn of the century. A computer with a two-digit year field may recognize the year 2000 as 1900. If not corrected, many computer applications could fail or miscalculate data, creating erroneous results.

The Company's State of Readiness: To address the Year 2000 problems, the Company formed a "Year 2000 Project Team" made up of key employees. This team has been charged with the responsibility of assessing the problem, overseeing corrective action, as well as testing the Year 2000 readiness of all equipment, software, and applications after upgrades have been made.

Critical systems, hardware, and software have received priority attention. As of December 31, 1998, all critical systems have been upgraded or replaced and the related software has been upgraded to meet Year 2000 standards and are presently in the "testing phase" to ensure proper functioning in a Year 2000 environment. These critical systems include our core bank processing hardware and Jack Henry & Associates' CIF 20-20 software as well as Fedline communication system to the Federal Reserve Bank, and our automated new accounts and loan document preparation software. All critical station personal computers have been upgraded or replaced with Year 2000 compliant hardware and software. Several other software systems have been upgraded to be Year 2000 compliant and are currently in the testing phase.

In addition to our primary core processing system, the bank has a backup data processing site at Sungard Systems in Roswell, Georgia. This backup site has already received hardware and software upgrades to bring the core backup system to Year 2000 compliance standards. Management believes the backup site is Year 2000 compliant.

Since the Bank is heavily reliant on outside vendors for many services such as electricity, phone service, water, gas, ATM processing, bond accounting, and bank related forms, we have developed a system of obtaining vendor information to help us determine a vendor's state of Year 2000 readiness. We are in the process of obtaining and evaluating vendor provided information related to Year 2000.

Contingency Plans: Due to the critical nature of our core processing system and our automated platform for new accounts and loan document preparation, we have developed contingency plans that will be put into operation should any of these systems not pass Year 2000 readiness testing. These plans have been developed to minimize the impact of interruptions in business resulting from problems related to the Year 2000. These plans encompass several alternative means, including manual processing, to meet a minimum of services necessary to facilitate our customers' banking needs.

Cost: After our assessment phase to determine the extent of our Year 2000 problem, our Board of Directors approved a budget in the amount of $200,000 to address the Year 2000 issue. In order to ensure adequate funds are provided to resolve Year 2000 issues, including those that may not be presently known, our Year 2000 budget is subject to continuous review and amendment. Management does not expect the cost of remediation to vary significantly from our present budget, although there can be no assurances in this regard.

Through March 31, 1999, we have experienced $80,100 in Year 2000 expenses. This expense breaks down as follows: $9,500 for testing of hardware and software, $67,400 for system upgrade and replacement, and $3,200 on education, training, and customer awareness.

Consequences of Year 2000 Problems: For a bank, Year 2000 problems could be devastating if loan or deposit interest accruals are not calculated properly. A Year 2000- caused system crash could result in a disruption of business which in turn could cause the bank to lose a significant portion of its customer base. Either of which could result in material adverse consequences for the Bank.

Another area of Year 2000 concern for the Bank is customer awareness and preparedness. In particular, loan customers who are not Year 2000 compliant could experience business interruptions which could affect their ability to repay debts owed to the Bank resulting in adverse bank performance. The customer awareness and education expenses have been incurred in an effort to insure customers are aware of the Year 2000 problem and understand the potential impact on their business. Loan customers considered to have Year 2000 exposure and that subject the bank to moderate potential credit risk were required to complete a questionnaire in order to assess their Year 2000 readiness. No customers were considered to pose a potential credit risk to the Bank.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

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


                       LANIER BANKSHARES, INC.



                       BY: /s/ Joseph D. Chipman, Jr.
                           ----------------------------------------------------
                           Joseph D. Chipman, Jr. President and Chief Executive Officer (Principal Executive Officer)



                       BY: /s/ Jeffrey D. Hunt
                           ----------------------------------------------------
                           Jeffrey D. Hunt, Senior Vice President, Operations (Principal Financial and Accounting Officer)


                       DATE: May 14, 1999
                             --------------------------------------------------