Form 10QSB
period 1999-06-30
LANIER BANKSHARES INC
filed 1999-08-12
CIK 842898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark One

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      June 30, 1999
                                           ------------------------------

  [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission File Number: 0-12498

                             Lanier Bankshares, Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Georgia                                    58-1814713
-------------------------------------------         -----------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)

                854 Washington Street, Gainesville, Georgia 30503
           ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 536-2265
                       ----------------------------------
                           (Issuer's telephone number

                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No
                                                  ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1999: 1,200,000; $1.00 par value.

Transitional Small Business Disclosure Format (Check One) Yes      No  X
                                                              ---     ---

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

              Consolidated Balance Sheet - June 30, 1999.......................3

              Consolidated Statements of Income and Comprehensive
                 Income - Three Months Ended June 30, 1999 and 1998
                 and Six Months Ended June 30, 1999 and 1998...................4

              Consolidated Statements of Cash Flows - Six
                Months Ended June 30, 1999 and 1998......................5 and 6

              Notes to Consolidated Financial Statements.......................7

          Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................10


PART II.  OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders........17

          Item 6 - Exhibits and Reports on Form 8-K...........................17

          Signatures..........................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)

                                            Assets
                                            ------
Cash and due from banks                                                      $           4,398,089
Interest-bearing deposits in banks                                                          42,449
Securities available-for-sale, at fair value                                            14,353,621
Securities held-to-maturity (fair value $14,877,000)                                    15,061,250
Federal funds sold                                                                       1,400,000

Loans                                                                                   73,606,308
Less allowance for loan losses                                                           1,124,785
                                                                             ----------------------
          Loans, net                                                                    72,481,523
                                                                             ----------------------

Premises and equipment                                                                   3,499,730
Other assets                                                                             3,403,953
                                                                             ----------------------

                                                                             $         114,640,615
                                                                             ======================

                             Liabilities and Stockholders' Equity
                             ------------------------------------
Deposits
    Noninterest-bearing demand                                               $          16,023,546
    Interest-bearing demand                                                             21,323,123
    Savings                                                                             12,083,720
    Time                                                                                51,212,853
                                                                             ----------------------
          Total deposits                                                               100,643,242
Obligation under capital lease                                                              30,931
Other borrowings                                                                         1,494,637
Other liabilities                                                                        1,361,099
                                                                             ----------------------
          Total liabilities                                                            103,529,909
                                                                             ----------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $1.00; 10,000,000 shares authorized;
        1,237,826 shares issued                                                          1,237,826
    Capital surplus                                                                      5,230,107
    Retained earnings                                                                    5,212,285
    Treasury stock, 37,826 shares                                                         (419,024)
    Accumulated other comprehensive loss                                                  (150,488)
                                                                             ----------------------
          Total common stockholders' equity                                             11,110,706
                                                                             ----------------------

                                                                             $         114,640,615
                                                                             ======================

The accompanying notes are an integral part of these consolidated financial statements.

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                             Three Months Ended              Six Months Ended
                                                                                  June 30,                       June 30,
                                                                          --------------------------     --------------------------
                                                                            1999            1998           1999             1998
                                                                          -----------   ------------     -----------    -----------

Interest income
    Loans                                                                $1,891,567      $1,962,582      $3,839,054      $3,812,856
    Taxable securities                                                      215,064         159,791         405,505         313,394
    Nontaxable securities                                                   157,625         105,275         309,563         198,826
    Federal funds sold                                                       43,588          30,623          90,048          55,272
    Deposits in banks                                                           307             367             598           1,006
                                                                         ----------      ----------      ----------      ----------
              Total interest income                                       2,308,151       2,258,638       4,644,768       4,381,354
                                                                         ----------      ----------      ----------      ----------

Interest expense
    Deposits                                                              1,018,238       1,023,784       2,091,740       1,979,880
    Other borrowings                                                         22,971          13,389          44,034          25,660
                                                                         ----------      ----------      ----------      ----------
              Total interest expense                                      1,041,209       1,037,173       2,135,774       2,005,540
                                                                         ----------      ----------      ----------      ----------

              Net interest income                                         1,266,942       1,221,465       2,508,994       2,375,814
Provision for loan losses                                                    30,000          60,000          90,000         120,000
                                                                         ----------      ----------      ----------      ----------
              Net interest income after
                provision for loan losses                                 1,236,942       1,161,465       2,418,994       2,255,814
                                                                         ----------      ----------      ----------      ----------

Other income
    Service charges on deposit accounts                                     136,139         135,510         265,897         273,262
    Other operating income                                                   34,668          37,351          84,143          78,070
                                                                         ----------      ----------      ----------      ----------
                                                                            170,807         172,861         350,040         351,332
                                                                         ----------      ----------      ----------      ----------

Other expenses
    Salaries and employee benefits                                          420,356         386,283         837,331         754,410
    Equipment and occupancy expenses                                        125,376          97,428         252,088         200,643
    Other operating expenses                                                194,793         188,690         371,715         348,728
                                                                         ----------      ----------      ----------      ----------
                                                                            740,525         672,401       1,461,134       1,303,781
                                                                         ----------      ----------      ----------      ----------

              Income before income taxes                                    667,224         661,925       1,307,900       1,303,365

Income tax expense                                                          194,620         201,073         382,790         391,809
                                                                         ----------      ----------      ----------      ----------

              Net income                                                    472,604         460,852         925,110         911,556
                                                                         ----------      ----------      ----------      ----------

Other comprehensive (loss):
    Unrealized (losses) on securities
      available-for-sale arising during period, net of tax                 (183,085)         (4,751)       (239,450)         (2,243)
                                                                         ----------      ----------      ----------      ----------

              Comprehensive income                                       $  289,519      $  456,101      $  685,660      $  909,313
                                                                         ==========      ==========      ==========      ==========

Basic earnings per common share                                          $     0.39      $     0.38      $     0.77      $     0.76
                                                                         ==========      ==========      ==========      ==========

Diluted earnings per common share                                        $     0.38      $     0.38      $     0.75      $     0.75
                                                                         ==========      ==========      ==========      ==========

Cash dividends per share of common stock                                 $     0.00      $     0.14      $     0.17      $     0.14
                                                                         ==========      ==========      ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                       1999                       1998
                                                                                --------------------    --------------------
OPERATING ACTIVITIES
    Net income                                                                  $           925,110     $           911,556
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                                        116,892                  88,193
        Provision for loan losses                                                            90,000                 120,000
        (Increase) decrease in interest receivable                                           28,250                (120,058)
        Decrease in interest payable                                                       (404,633)                 (3,923)
        Other operating activities                                                          (81,796)                (13,039)
                                                                                --------------------    --------------------

              Net cash provided by operating activities                                     673,823                 982,729
                                                                                --------------------    --------------------

INVESTING ACTIVITIES
    Increase in interest-bearing deposits in banks                                             (913)                (47,735)
    Purchases of securities available-for-sale                                           (5,589,132)             (3,925,198)
    Proceeds from maturities of securities available-for-sale                             3,000,000               3,835,000
    Purchases of securities held-to-maturity                                             (3,560,000)             (3,410,661)
    Proceeds from maturities of securities held-to-maturity                               1,983,872               1,630,000
    Net (increase) decrease in Federal funds sold                                         1,200,000              (2,500,000)
    Net (increase) decrease in loans                                                      3,528,604              (5,192,616)
    Purchase of premises and equipment                                                     (108,752)               (499,656)
    Payment of life insurance premiums                                                            0                (600,000)
                                                                                --------------------    --------------------

          Net cash provided by (used in) investing activities                               453,679             (10,710,866)
                                                                                --------------------    --------------------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                  (1,103,826)             10,886,924
    Repayment of obligations under capital lease                                            (19,745)                (18,420)
    Net proceeds (repayment) of other borrowings                                            (10,003)                799,878
    Dividends paid                                                                         (384,000)               (318,000)
                                                                                --------------------    --------------------

          Net cash provided by (used in) financing activities                            (1,517,574)             11,350,382
                                                                                --------------------    --------------------

Net increase (decrease) in cash and due from banks                                         (390,072)              1,622,245

Cash and due from banks at beginning of period                                            4,788,161               4,062,492
                                                                                --------------------    --------------------

Cash and due from banks at end of period                                        $         4,398,089     $         5,684,737
                                                                                ====================    ====================

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                          1999                   1998
                                                                   ------------------     ------------------
CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                                   $       2,540,406      $       2,009,463

        Income taxes                                               $         461,181      $         409,000

NONCASH TRANSACTIONS

    Unrealized losses on securities available-for-sale             $         362,803      $           3,451

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

          The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):


                                                           Three Months Ended June 30, 1999
                                           ----------------------------------------------------------------
                                               Net                 Weighted-Average
                                              Income                    Shares                  Per share
                                            (Numerator)              (Denominator)                Amount
                                           -------------            ---------------           -------------
Basic EPS                                    $ 472,604                 1,200,000                 $   0.39
                                                                                                 ========
Effect of Dilutive Securities
   Stock options                                    --                    33,629
                                             ---------                 ---------
Diluted EPS                                  $ 472,604                 1,233,629                 $   0.38
                                             =========                 =========                 ========

                                                            Three Months Ended June 30, 1998
                                           ----------------------------------------------------------------
                                                Net                Weighted-Average
                                              Income                    Shares                  Per share
                                            (Numerator)              (Denominator)                Amount
                                           -------------            ---------------           -------------
Basic EPS                                    $ 460,852                 1,200,000                 $   0.38
                                                                                                 ========
Effect of Dilutive Securities
   Stock options                                    --                    23,694
                                             ---------                 ---------
Diluted EPS                                  $ 460,852                 1,223,694                 $   0.38
                                             =========                 =========                 ========

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 2.  EARNINGS PER COMMON SHARE (Continued)


                                                            Six Months Ended June 30, 1999
                                            --------------------------------------------------------------
                                               Net                 Weighted-Average
                                              Income                    Shares                  Per share
                                            (Numerator)              (Denominator)                Amount
                                            -----------            ----------------             ---------
Basic EPS                                    $ 925,110                 1,200,000                 $   0.77
                                                                                                 ========
Effect of Dilutive Securities
   Stock options                                    --                    33,629
                                             ---------                 ---------
 Diluted EPS                                 $ 925,110                 1,233,629                 $   0.75
                                             =========                 =========                 ========

                                                            Six Months Ended June 30, 1998
                                            --------------------------------------------------------------
                                                Net                Weighted-Average
                                              Income                    Shares                  Per share
                                            (Numerator)              (Denominator)                Amount
                                            -----------            ----------------             ---------
Basic EPS                                    $ 911,556                 1,200,000                 $   0.76
                                                                                                 ========
Effect of Dilutive Securities
    Stock options                                   --                    23,694
                                             ---------                 ---------
Diluted EPS                                  $ 911,556                 1,223,694                 $   0.75
                                             =========                 =========                 ========

NOTE 3.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.   CURRENT ACCOUNTING DEVELOPMENTS (Continued)

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

        Liquidity and Capital Resources

        As of June 30, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, were satisfactory.

        At June 30, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                             Actual
                                   ---------------------------
                                     Lanier           Lanier
                                   Bankshares,       National      Regulatory
                                      Inc.             Bank       Requirement
                                  -------------     ----------   --------------

Leverage capital ratios               9.83 %           9.66 %         4.00 %
Risk-based capital ratios:
   Core capital                      14.17            13.91           4.00
   Total capital                     15.42            15.17           8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:


                                            June 30,         December 31,
                                              1999               1998                      Increase (Decrease)
                                           ---------         ------------           -------------------------------
                                               (Dollars in Thousands)                 Amount              Percent
                                           ------------------------------           -------------------------------
Cash and due from banks                    $   4,398           $   4,788            $    (390)              (8.15)%
Interest-bearing deposits in banks                42                  42                   --                  --
Securities                                    29,415              25,612                3,803               14.85
Federal funds sold                             1,400               2,600               (1,200)             (46.15)
Loans, net                                    72,482              76,100               (3,618)              (4.75)
Premises and equipment                         3,500               3,508                   (8)              (0.23)
Other assets                                   3,404               3,101                  303                9.77
                                           ---------           ---------            ---------
                                           $ 114,641           $ 115,751            $  (1,110)              (0.96)
                                           =========           =========            =========

Deposits                                   $ 100,643           $ 101,747            $  (1,104)              (1.09)%
Other borrowings                               1,526               1,556                  (30)              (1.93)
Other liabilities                              1,361               1,819                 (458)             (25.18)
Stockholders' equity                          11,111              10,629                  482                4.53
                                           ---------           ---------            ---------
                                           $ 114,641           $ 115,751            $  (1,110)              (0.96)
                                           =========           =========            =========

As indicated in the above table, the Company's total assets have decreased by
 .96%. This decrease is due to a 1.09% decrease in total deposits, primarily in higher yielding time deposits. Loans have also decreased considerably during the first six months by $3.6 million due to unexpected loan repayments during the first quarter. Funds from the loan repayments and a reduction of Federal funds sold, offset by the decrease in deposits, has been reinvested in securities. Stockholders' equity has increased due to the retention of earnings, net of dividends, of $721,000 offset by a decrease in accumulated other comprehensive income of $239,000. The decrease in accumulated other comprehensive income is due to unrealized losses on longer term securities available-for-sale.

Results of Operations For The Three Months Ended June 30, 1999 and 1998 and for the Six Months Ended June 30, 1999 and 1998

Following is a summary of the Company's operations for the periods indicated.


                                                  Three Months Ended
                                                      June 30,
                                              ---------------------------
                                               1999                 1998                    Increase (Decrease)
                                              ------              -------             -------------------------------
                                                (Dollars in Thousands)                 Amount                Percent
                                              --------------------------              --------              ---------
Interest income                               $2,308              $2,259              $   49                   2.17%
Interest expense                               1,041               1,037                   4                   0.39
Net interest income                            1,267               1,222                  45                   3.68
Provision for loan losses                         30                  60                 (30)                (50.00)
Other income                                     171                 173                  (2)                 (1.16)
Other expense                                    741                 673                  68                  10.10
Pretax income                                    667                 662                   5                   0.76
Income taxes                                     194                 201                  (7)                 (3.48)
Net income                                       473                 461                  12                   2.60


                                                  Six Months Ended
                                                      June 30,
                                              --------------------------
                                               1999                1998                     Increase (Decrease)
                                              ------              ------              -------------------------------
                                                (Dollars in Thousands)                 Amount                Percent
                                              --------------------------              -------------------------------
Interest income                               $4,645              $4,381              $  264                   6.03%
Interest expense                               2,136               2,005                 131                   6.53
Net interest income                            2,509               2,376                 133                   5.60
Provision for loan losses                         90                 120                 (30)                (25.00)
Other income                                     350                 351                  (1)                 (0.28)
Other expense                                  1,461               1,303                 158                  12.13
Pretax income                                  1,308               1,304                   4                   0.31
Income taxes                                     383                 392                  (9)                 (2.30)
Net income                                       925                 912                  13                   1.43

As indicated in the above tables, the Company's net interest income has increased by $45,000 and $133,000 for the three and six month periods in 1999 as compared to the same periods in 1998. The Company's net interest margin decreased to 4.81% during the first six months of 1999 as compared to 5.05% for the previous year. The increases in net interest income are due primarily in increases in average interest-earning assets. The decrease in the net interest margin is due primarily to a decrease in average loans as a component of average interest-earning assets.

The provision for loan losses decreased by $30,000 for both the three and six month periods in 1999 as compared to the same periods in 1998. This decrease is due primarily to a $3.6 million decrease in loans. Net charge-offs for the first six months of 1999 were $38,000 as compared to $33,000 for the same period in 1998. The Company's allowance for loan losses to total loans amounted to 1.53% at June 30, 1999 as compared to 1.39% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value. The Company had other real estate owned of $159,000 at June 30, 1999.

Information with respect to nonaccrual, past due, and restructured loans at June 30, 1999 and 1998 is as follows:

                                                                                          June 30,
                                                                              ---------------------------------
                                                                                   1999              1998
                                                                              ---------------   ---------------
                                                                                   (Dollars in Thousands)
                                                                              ---------------------------------
Nonaccrual loans                                                              $           72    $          110
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                               15               933
Restructured loans                                                                         -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                             -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                             7                 5
Interest income that was recorded on nonaccrual and restructured loans                     -                 -

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

Information regarding certain loans and allowance for loan loss data through June 30, 1999 and 1998 is as follows:


                                                                             Six Months Ended
                                                                                 June 30,
                                                                     ---------------------------------
                                                                          1999              1998
                                                                     ---------------   ---------------
                                                                          (Dollars in Thousands)
                                                                     ---------------------------------
Average amount of loans outstanding                                  $       73,612    $       70,373
                                                                     ===============   ===============

Balance of allowance for loan losses at beginning of period          $        1,073    $          837
                                                                     ---------------   ---------------

Loans charged off
   Commercial and financial                                          $            9    $            1
   Real estate mortgage                                                           -                 -
   Instalment                                                                    32                35
                                                                     ---------------   ---------------
                                                                                 41                36
                                                                     ---------------   ---------------

Loans recovered
   Commercial and financial                                                       -                 -
   Real estate mortgage                                                           -                 -
   Instalment                                                                     3                 3
                                                                     ---------------   ---------------
                                                                                  3                 3
                                                                     ---------------   ---------------

Net charge-offs                                                                  38                33
                                                                     ---------------   ---------------

Additions to allowance charged to operating expense during period                90               120
                                                                     ---------------   ---------------

Balance of allowance for loan losses at end of period                $        1,125    $          924
                                                                     ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                   .05%              .05%
                                                                     ===============   ===============

Other income was virtually unchanged for the three and six month periods in 1999 as compared to the same periods in 1998 due to reduced deposit and overall asset growth.

Other expenses increased for the three and six month periods in 1999 as compared to the same periods in 1998 by $68,000 and $113,000. Increased salaries and employee benefits of $34,000 and $83,000 accounted for the majority of the increase as full-time equivalent employees have increased from 43 at June 30, 1998 to 46 at June 30, 1999.

The Company's provision for income taxes decreased by $7,000 and $9,000 for the three and six month periods in 1999 as compared to the same periods in 1998 due to higher nontaxable income. The Company's effective tax rate decreased to 29.3% for the first six months of 1999 as compared to 30.1% to the same period in 1998.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

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

Through June 30, 1999, we have experienced $94,800 in Year 2000 expenses. This expense breaks down as follows: $10,500 for testing of hardware and software, $70,100 for system upgrade and replacement, and $14,200 on education, training, and customer awareness.

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

The Company is not aware of any known trends, events, or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources, or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          The annual meeting of the stockholders of Lanier Bankshares, Inc. was held on April 21, 1999. A total of 893,290 of the shares issued and outstanding registered for the meeting either in person or by proxy. The stockholders voted and approved the election of Class II directors. The results of the election were as follows:

                                           For        Against         Abstained
                                           ---        -------         ---------
          Class III Directors

          Carlton W. Rogers              893,290        -               -
          Stewart L. Teaver              893,290        -               -
          Michael Wilson                 893,290        -               -



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits
              27.  Financial Data Schedule (for SEC use only)


          (b) Reports on Form 8-K

              None

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LANIER BANKSHARES, INC.



                                   BY:  /s/ Joseph D. Chipman, Jr.
                                      ------------------------------------------
                                        Joseph D. Chipman, Jr. President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)



                                   BY:  /s/ Jeffrey D. Hunt
                                      ------------------------------------------
                                        Jeffrey D. Hunt, Senior Vice President,
                                        Operations (Principal Financial and
                                        Accounting Officer)


                                   DATE:    August 12, 1999
                                        ----------------------------------------