Form 10QSB
period 1999-09-30
LANIER BANKSHARES INC
filed 1999-11-12
CIK 842898

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

             For the quarterly period ended      September 30, 1999
                                            ----------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from           to
                                           -----------  -----------

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

                                 (770) 536-2265
                     -------------------------------------
                           (Issuer's telephone number

                                       N/A
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                             --------  --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes            No
    --------      --------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1999: 1,200,000; $1.00 par value.

Transitional Small Business Disclosure Format (Check One) Yes         No    X
                                                              -------    -------

                   LANIER BANKSHARES, INC. AND SUBSIDIARIES




--------------------------------------------------------------------------------

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements

             Consolidated Balance Sheet - September 30, 1999.................. 3

             Consolidated Statements of Income and Comprehensive
                Income - Three Months Ended September 30, 1999 and 1998
                and Nine Months Ended September 30, 1999 and 1998............. 4

             Consolidated Statements of Cash Flows - Nine
               Months Ended September 30, 1999 and 1998................. 5 and 6

             Notes to Consolidated Financial Statements....................... 7

         Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations................... 10


PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders........ 17

         Item 6 - Exhibits and Reports on Form 8-K........................... 17

         Signatures.......................................................... 18

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                                         $           4,600,215
Interest-bearing deposits in banks                                                             22,206
Securities available-for-sale, at fair value                                               14,324,292
Securities held-to-maturity (fair value $15,457,000)                                       15,800,150
Federal funds sold                                                                          4,600,000

Loans                                                                                      75,777,477
Less allowance for loan losses                                                              1,142,906
                                                                                ----------------------
          Loans, net                                                                       74,634,571
                                                                                ----------------------

Premises and equipment                                                                      3,468,467
Other assets                                                                                3,441,239
                                                                                ----------------------

                                                                                $         120,891,140
                                                                                ======================

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Deposits
    Noninterest-bearing demand                                                  $          16,326,249
    Interest-bearing demand                                                                20,859,591
    Savings                                                                                14,770,510
    Time                                                                                   54,720,725
                                                                                ----------------------
          Total deposits                                                                  106,677,075
Obligation under capital lease                                                                 20,799
Other borrowings                                                                            1,472,406
Other liabilities                                                                           1,214,133
                                                                                ----------------------
          Total liabilities                                                               109,384,413
                                                                                ----------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $1.00; 10,000,000 shares authorized;
        1,237,826 shares issued                                                             1,237,826
    Capital surplus                                                                         5,230,107
    Retained earnings                                                                       5,688,652
    Treasury stock, 37,826 shares                                                            (419,024)
    Accumulated other comprehensive loss                                                     (230,834)
                                                                                ----------------------
          Total common stockholders' equity                                                11,506,727
                                                                                ----------------------

                                                                                $         120,891,140
                                                                                ======================

The accompanying notes are an integral part of these consolidated financial statements.

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                                  Three Months Ended      Nine Months Ended
                                                                                      September 30,         September 30,
                                                                                ----------  ----------  ----------  ----------
                                                                                   1999        1998        1999        1998
                                                                                ----------  ----------  ----------  ----------
Interest income
    Loans                                                                       $1,980,569  $2,013,888  $5,819,623  $5,826,744
    Taxable securities                                                             252,654     171,562     658,159     484,956
    Nontaxable securities                                                          161,713     124,122     471,276     322,948
    Federal funds sold                                                              15,171      46,516     105,219     101,788
    Deposits in banks                                                                  425         845       1,023       1,851
                                                                                ----------  ----------  ----------  ----------
              Total interest income                                              2,410,532   2,356,933   7,055,300   6,738,287
                                                                                ----------  ----------  ----------  ----------

Interest expense
    Deposits                                                                     1,067,428   1,100,689   3,159,168   3,080,569
    Other borrowings                                                                23,297      28,418      67,331      54,078
                                                                                ----------  ----------  ----------  ----------
              Total interest expense                                             1,090,725   1,129,107   3,226,499   3,134,647
                                                                                ----------  ----------  ----------  ----------

              Net interest income                                                1,319,807   1,227,826   3,828,801   3,603,640
Provision for loan losses                                                           30,000      90,000     120,000     210,000
                                                                                ----------  ----------  ----------  ----------
              Net interest income after
                provision for loan losses                                        1,289,807   1,137,826   3,708,801   3,393,640
                                                                                ----------  ----------  ----------  ----------
Other income
    Service charges on deposit accounts                                            133,141     132,013     399,038     405,275
    Gain on sale of securities available-for-sale                                      508           0         508
    Other operating income                                                          41,797      35,893     125,940     113,963
                                                                                ----------  ----------  ----------  ----------
                                                                                   175,446     167,906     525,486     519,238
                                                                                ----------  ----------  ----------  ----------
Other expenses
    Salaries and employee benefits                                                 436,137     399,264   1,273,468   1,153,674
    Equipment and occupancy expenses                                               130,901     111,201     382,989     311,844
    Other operating expenses                                                       233,892     183,159     605,607     531,887
                                                                                ----------  ----------  ----------  ----------
                                                                                   800,930     693,624   2,262,064   1,997,405
                                                                                ----------  ----------  ----------  ----------

              Income before income taxes                                           664,323     612,108   1,972,223   1,915,473

Income tax expense                                                                 187,956     181,660     570,746     573,469
                                                                                ----------  ----------  ----------  ----------

              Net income                                                           476,367     430,448   1,401,477   1,342,004
                                                                                ----------  ----------  ----------  ----------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax                         (80,346)     32,989    (319,796)     30,746
                                                                                ----------  ----------  ----------  ----------

              Comprehensive income                                              $  396,021  $  463,437  $1,081,681  $1,372,750
                                                                                ==========  ==========  ==========  ==========

Basic earnings per common share                                                 $     0.40  $     0.36  $     1.17  $     1.12
                                                                                ==========  ==========  ==========  ==========

Diluted earnings per common share                                               $     0.39  $     0.35  $     1.14  $     1.09
                                                                                ==========  ==========  ==========  ==========

Cash dividends per share of common stock                                        $     0.00  $     0.00  $     0.17  $     0.14
                                                                                ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                                       1999                       1998
                                                                                --------------------    --------------------
OPERATING ACTIVITIES
    Net income                                                                  $         1,401,477     $         1,342,004
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                                        178,739                 137,780
        Provision for loan losses                                                           120,000                 210,000
        Gain on sales of securities available-for-sale                                         (508)                      0
        (Increase) decrease in interest receivable                                           14,229                 (91,096)
        Increase (decrease)  in interest payable                                           (337,335)                162,579
        Other operating activities                                                         (277,936)               (372,779)
                                                                                --------------------    --------------------

              Net cash provided by operating activities                                   1,098,666               1,388,488
                                                                                --------------------    --------------------

INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in banks                                19,330                 (24,364)
    Purchases of securities available-for-sale                                           (6,281,538)             (7,927,844)
    Proceeds from sales of securities available-for-sale                                    400,508                       0
    Proceeds from maturities of securities available-for-sale                             3,200,000               6,835,000
    Purchases of securities held-to-maturity                                             (4,193,361)             (5,448,039)
    Proceeds from maturities of securities held-to-maturity                               1,878,333               2,130,000
    Net increase in Federal funds sold                                                   (2,000,000)             (3,100,000)
    Net (increase) decrease in loans                                                      1,345,556              (6,834,930)
    Purchase of premises and equipment                                                     (139,336)               (502,368)
    Payment of life insurance premiums                                                            0                (600,000)
                                                                                --------------------    --------------------

          Net cash used in investing activities                                          (5,770,508)            (15,472,545)
                                                                                --------------------    --------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                              4,930,007              13,962,770
    Repayment of obligations under capital lease                                            (29,877)                (27,873)
    Net proceeds (repayment) of other borrowings                                            (32,234)                737,903
    Purchase of treasury stock                                                                    0                 (12,400)
    Proceeds from sale of treasury stock                                                          0                   6,000
    Dividends paid                                                                         (384,000)               (168,000)
                                                                                --------------------    --------------------

          Net cash provided by financing activities                                       4,483,896              14,498,400
                                                                                --------------------    --------------------

Net increase (decrease) in cash and due from banks                                         (187,946)                414,343

Cash and due from banks at beginning of period                                            4,788,161               4,062,492
                                                                                --------------------    --------------------

Cash and due from banks at end of period                                        $         4,600,215     $         4,476,835
                                                                                ====================    ====================


                   LANIER BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                                                         1999                      1998
                                                                                   ------------------     ------------------
CASH FLOW INFORMATION
  Cash paid during the period for:
        Interest                                                                   $       3,563,834      $       2,972,068

        Income taxes                                                               $         656,581      $         697,161

NONCASH TRANSACTIONS

    Unrealized (gains)  losses on securities available-for-sale                    $         484,538      $         (46,585)


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

          The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):


                                                         Three Months Ended September 30, 1999
                                                ---------------------------------------------------------
                                                      Net           Weighted-Average
                                                    Income               Shares             Per share
                                                  (Numerator)         (Denominator)           Amount
                                                ----------------   --------------------   ---------------
              Basic EPS                         $       476,367              1,200,000    $         0.40
                                                                                          ===============
              Effect of Dilutive Securities
                 Stock options                                -                 33,629
                                                ----------------   --------------------
               Diluted EPS                      $       476,367              1,233,629    $         0.39
                                                ================   ====================   ===============
                                                            Three Months Ended September 30, 1998
                                                  ----------------------------------------------------------
                                                        Net            Weighted-Average
                                                      Income                Shares             Per share
                                                    (Numerator)          (Denominator)          Amount
                                                  ----------------   ---------------------  ----------------
               Basic EPS                          $       430,448               1,200,000   $          0.36
                                                                                            ================
               Effect of Dilutive Securities
                  Stock options                                 -                  23,694
                                                  ----------------   ---------------------
               Diluted EPS                        $       430,448               1,223,694   $          0.35
                                                  ================   =====================  ================

                    LANIER BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 2.   EARNINGS PER COMMON SHARE (Continued)


                                                        Nine Months Ended September 30, 1999
                                              --------------------------------------------------------
                                                  Net            Weighted-Average
                                                 Income               Shares             Per share
                                              (Numerator)          (Denominator)          Amount
                                              --------------    --------------------  ----------------
              Basic EPS                       $   1,401,477               1,200,000   $          1.17
                                                                                      ================
              Effect of Dilutive Securities
                 Stock options                            -                  33,629
                                              --------------    --------------------
               Diluted EPS                    $   1,401,477               1,233,629   $          1.14
                                              ==============    ====================  ================
                                                        Nine Months Ended September 30, 1998
                                              ----------------------------------------------------------
                                                    Net            Weighted-Average
                                                  Income                Shares             Per share
                                                (Numerator)          (Denominator)          Amount
                                              ----------------    --------------------  ----------------
              Basic EPS                       $     1,342,004               1,200,000   $          1.12
                                                                                        ================
              Effect of Dilutive Securities
                 Stock options                              -                  23,694
                                              ----------------    --------------------
              Diluted EPS                     $     1,342,004               1,223,694   $          1.09
                                              ================    ====================  ================


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


          Liquidity and Capital Resources

          As of September 30, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

          As of September 30, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                        Actual
                                              --------------------------

                                                 Lanier        Lanier
                                               Bankshares,    National     Regulatory
                                                  Inc.          Bank      Requirement
                                              -------------  -----------  ------------
             Leverage capital ratios               9.99 %         9.82%        4.00%
             Risk-based capital ratios:
                Core capital                      14.21 %        13.97%        4.00%
                Total capital                     15.46 %        15.22%        8.00%

Financial condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                 September 30,        December 31,
                                                     1999                 1998                   Increase (Decrease)
                                                ----------------     ----------------    ------------------------------------
                                                       (Dollars in Thousands)                 Amount            Percent
                                                -------------------------------------    ---------------    -----------------
Cash and due from banks                         $         4,600      $         4,788     $         (188)           (3.93) %
Interest-bearing deposits in banks                           22                   42                (20)          (47.62)
Securities                                               30,124               25,612              4,512            17.62
Federal funds sold                                        4,600                2,600              2,000            76.92
Loans, net                                               74,635               76,100             (1,465)           (1.93)
Premises and equipment                                    3,469                3,508                (39)           (1.11)
Other assets                                              3,441                3,101                340            10.96
                                                ----------------     ----------------    ---------------
                                                $       120,891      $       115,751     $        5,140             4.44
                                                ================     ================    ===============

Deposits                                        $       106,677      $       101,747     $        4,930             4.85 %
Other borrowings                                          1,493                1,556                (63)           (4.05)
Other liabilities                                         1,214                1,819               (605)          (33.26)
Stockholders' equity                                     11,507               10,629                878             8.26
                                                ----------------     ----------------    ---------------
                                                $       120,891      $       115,751     $        5,140             4.44
                                                ================     ================    ===============

As indicated in the above table, the Company's total assets have increased by 4.44%. This increase is due to a 4.85% increase in total deposits. Loans have decreased during the first nine months of 1999 by $1.5 million due to unexpected loan repayments during the first quarter. Funds from net loan repayments and the increase in deposits, have been reinvested in securities and Federal funds sold. Stockholders' equity has increased due to the retention of earnings, net of dividends, of $1,197,000 offset by a decrease in accumulated other comprehensive income of $320,000. The decrease in accumulated other comprehensive income is due to unrealized losses on longer term securities available-for-sale.

Results of Operations For The Three Months Ended September 30, 1999 and 1998 and for the Nine Months Ended September 30, 1999 and 1998

Following is a summary of the Company's operations for the periods indicated.

                                   Three Months Ended
                                      September 30,
                              -----------------------------
                                 1999            1998            Increase (Decrease)
                              -------------    ------------   ----------------------------
                                  (Dollars in Thousands)        Amount         Percent
                              -----------------------------   -----------    -------------
Interest income               $      2,411     $     2,357    $       54          2.29 %
Interest expense                     1,091           1,129           (38)        (3.37)
Net interest income                  1,320           1,228            92          7.49
Provision for loan losses               30              90           (60)       (66.67)
Other income                           175             168             7          4.17
Other expense                          801             694           107         15.42
Pretax income                          664             612            52          8.50
Income taxes                           188             182             6          3.30
Net income                             476             430            46         10.70


                                    Nine Months Ended
                                      September 30,
                              -----------------------------
                                  1999             1998           Increase (Decrease)
                              -------------    ------------   ---------------------------
                                   (Dollars in Thousands)       Amount         Percent
                              -----------------------------   ----------    -------------
Interest income               $      7,055     $     6,738    $     317          4.70 %
Interest expense                     3,226           3,135           91          2.90
Net interest income                  3,829           3,603          226          6.27
Provision for loan losses              120             210          (90)       (42.86)
Other income                           525             519            6          1.16
Other expense                        2,262           1,997          265         13.27
Pretax income                        1,972           1,915           57          2.98
Income taxes                           571             573           (2)        (0.35)
Net income                           1,401           1,342           59          4.40

As indicated in the above tables, the Company's net interest income has increased by $92,000 and $226,000 for the three and nine month periods in 1999, respectively, as compared to the same periods in 1998. The Company's net interest margin decreased to 4.85% during the first nine months of 1999 as compared to 5.05% for the previous year. The increases in net interest income are due primarily to increases in average interest-earning assets. The decrease in the net interest margin is due primarily to a decrease in average loans as a component of average interest-earning assets.

The provision for loan losses decreased by $60,000 and $90,000 for the three and nine month periods in 1999, respectively, as compared to the same periods in 1998. This decrease is due primarily to a $1.5 million decrease in loans. Net charge-offs for the first nine months of 1999 were $50,000 as compared to $51,000 for the same period in 1998. The Company's allowance for loan losses to total loans amounted to 1.51% at September 30, 1999 as compared to 1.39% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value. The Company had other real estate owned of $159,000 at September 30, 1999.

Information with respect to nonaccrual, past due, and restructured loans at September 30, 1999 and 1998 is as follows:

                                                                                   September 30,
                                                                          ---------------------------------
                                                                               1999              1998
                                                                          ---------------   ---------------
                                                                               (Dollars in Thousands)
                                                                          ---------------------------------
Nonaccrual loans                                                          $           12    $          190
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                            2               534
Restructured loans                                                                     -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                         -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                         1                13
Interest income that was recorded on nonaccrual and restructured loans                 -                 -


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

Information regarding certain loans and allowance for loan loss data through September 30, 1999 and 1998 is as follows:

                                                                              Nine Months Ended
                                                                                September 30,
                                                                       ---------------------------------
                                                                            1999              1998
                                                                       ---------------   ---------------
                                                                            (Dollars in Thousands)
                                                                       ---------------------------------
Average amount of loans outstanding                                    $       74,302    $       71,437
                                                                       ===============   ===============

Balance of allowance for loan losses at beginning of period            $        1,073    $          837
                                                                       ---------------   ---------------

Loans charged off
   Commercial and financial                                            $            9    $            1
   Real estate mortgage                                                             -                 -
   Instalment                                                                      49                54
                                                                       ---------------   ---------------
                                                                                   58                55
                                                                       ---------------   ---------------

Loans recovered
   Commercial and financial                                                         -                 -
   Real estate mortgage                                                             -                 -
   Instalment                                                                       8                 4
                                                                       ---------------   ---------------
                                                                                    8                 4
                                                                       ---------------   ---------------

Net charge-offs                                                                    50                51
                                                                       ---------------   ---------------

Additions to allowance charged to operating expense during period                 120               210
                                                                       ---------------   ---------------

Balance of allowance for loan losses at end of period                  $        1,143    $          996
                                                                       ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                     .07%              .07%
                                                                       ===============   ===============

Other income was virtually unchanged for the three and nine month periods in 1999 as compared to the same periods in 1998 due to moderate deposit and overall asset growth.

Other expenses increased for the three and nine month periods in 1999 as compared to the same periods in 1998 by $107,000 and $265,000, respectively. Increased salaries and employee benefits of $37,000 and $120,000, respectively, and increased other operating expenses of $51,000 and $74,000, respectively, accounted for the majority of the increase.

The Company's provision for income taxes was virtually unchanged for the three and nine month periods in 1999 as compared to the same periods in 1998 due to higher nontaxable income. The Company's effective tax rate decreased to 28.9% for the first nine months of 1999 as compared to 29.9% to the same period in 1998.

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

Through September 30, 1999, we have experienced $146,800 in Year 2000 expenses. This expense breaks down as follows: $13,300 for testing of hardware and software, $118,300 for system upgrade and replacement, and $15,200 on education, training, and customer awareness.

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



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)      Exhibits
                   27.  Financial Data Schedule (for SEC use only)


          (b)      Reports on Form 8-K

                   A report on Form 8-K was filed on September 2, 1999 in which the Company announced that it had signed a letter of intent to merge with Century South Banks, Inc.

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


                      DATE:    November 12, 1999
                          ----------------------------------------------------